Form 10-Q
period 1997-03-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1997-05-13
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========
                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1997

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

               Commission file number      333-16279

           First Golden American Life Insurance Company of New York
            (Exact name of registrant as specified in its charter)

           New York                                  13-3919096
(State or other jurisdiction of          (IRS employer identification no.)
incorporation or organization)

230 Park Avenue, Room 966, New York, New York                 10169-0999
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code  (212) 973-9647
__________________________________________________________________________
Former name, former address and formal fiscal year, if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.       Yes / /  No / /

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of May 6, 1997.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    First Golden American
                                                        Life Insurance Company
                                                        of New York

Condensed Statements of Income (Unaudited):

                                                           For the Three
                                                            Months Ended
                                                           March 31, 1997
                                                       ______________________
                                                       (Dollars in thousands)
REVENUES:
 Net investment income (net of expenses of $11)                         $422
                                                       ______________________
 Total revenue                                                           422

INSURANCE BENEFITS AND EXPENSES:
 General expenses                                                         54
                                                       ______________________
                                                                         368

 Income tax expense:
  Current                                                                127
  Deferred                                                                 2
                                                       ______________________
                                                                         129
                                                       ______________________

NET INCOME                                                              $239
                                                       ======================





















See accompanying notes.
Condensed Balance Sheets (Unaudited):

                                             March 31, 1997  December 31, 1996
                                             ______________  __________________
                                                   (Dollars in thousands,
                                                   except per share data)
ASSETS

Investments:
 Fixed maturities available for sale,
  at fair value (cost: 1997 - $24,316;
  1996 - $24,373)                                  $23,583             $24,220
 Short-term investments                                685                 350
                                             ______________  __________________
TOTAL INVESTMENTS                                   24,268              24,570

 Cash and cash equivalents                              29                   5

 Accrued investment income                             417                 338

 Due from affiliates                                    14                  --

 Deferred income tax benefit                           255                  54

 Property and equipment                                 16                  --
                                             ______________  __________________
    TOTAL ASSETS                                   $24,999             $24,967
                                             ==============  ==================

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
 Other liabilities                                     $11                  $1
 Due to affiliates                                      56                  --
 Income taxes payable                                  127                  23
                                             ______________  __________________
    TOTAL LIABILITIES                                  194                  24

Commitments and contingent

Stockholder's equity:
 Preferred stock, par value $5,000 per share,
  authorized 6,000 shares                               --                  --
 Common stock, par value $10 per share,
  authorized, issued and outstanding 200,000         2,000               2,000
 Additional paid-in capital                         23,000              23,000
 Unrealized depreciation of fixed maturities          (476)                (99)
 Retained earnings                                     281                  42
                                             ______________  __________________
    TOTAL STOCKHOLDER'S EQUITY                      24,805              24,943
                                             ______________  __________________
    TOTAL LIABILITIES AND STOCKHOLDER'S
     EQUITY                                        $24,999             $24,967
                                             ==============  ==================

See accompanying notes.
Condensed Statements of Cash Flows (Unaudited):

                                                            For the Three
                                                             Months Ended
                                                            March 31, 1997
                                                        ______________________
                                                        (Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $321

INVESTING ACTIVITIES
  Sales of fixed maturities                                                54
  Short-term investments - net                                           (335)
  Purchase of property and equipment                                      (16)
                                                        ______________________
NET CASH USED IN INVESTMENT ACTIVITIES                                   (297)

INCREASE IN CASH AND CASH EQUIVALENTS                                      24

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                  5
                                                        ______________________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $29
                                                        ======================































See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for periods reported at December 31, 1997.

ORGANIZATION
On May 24, 1996, First Golden American Life Insurance Company of New York ("First Golden or the "Company"), a wholly-owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated. Golden American is a wholly-owned indirect subsidiary of Equitable of Iowa Companies. On December 17, 1996, Golden American provided capitalization in the amount of $25,000,000 to First Golden. First Golden commenced investment operations on December 17, 1996, and on January 2, 1997, First Golden became licensed as a life insurance company under the laws of the State of New York. First Golden received policy approvals on March 25, 1997 in the State of New York. See Note 4 for further information regarding related party transactions.

NOTE 2 -- INVESTMENTS

INVESTMENT RESULTS
At March 31, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of the Company's fixed maturity securities, all of which are designated as available for sale, are as follows:


                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
March 31, 1997                       Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities       $4,817          $6        ($91)     $4,732
  Other                               396          --         (10)        386
Public utilities                      983          --         (36)        947
Investment grade corporate         16,047          --        (560)     15,487
Below investment grade
 corporate                          2,073          --         (42)      2,031
                               _______________________________________________
Total                             $24,316          $6       ($739)    $23,583
                               ===============================================




                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
December 31, 1996                    Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities
  Mortgage-backed securities       $4,870          $1        ($36)     $4,835
  Other                               396          --          (2)        394
Public utilities                      983          --          (5)        978
Investment grade corporate         16,046          --        (120)     15,926
Below investment grade
 corporate                          2,078          15          (6)      2,087
                               _______________________________________________
Total                             $24,373         $16       ($169)    $24,220
                               ===============================================

No fixed maturity securities were designated as held for investment at March 31, 1997 or December 31, 1996. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair values for these securities.

Amortized cost and estimated fair value of fixed maturity securities designated as available for sale, by contractual maturity, at March 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                   Amortized            Fair
March 31, 1997                                          Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due after one year through five years                   $916            $898
Due after five years through ten years                18,583          17,953
                                                _____________________________
                                                      19,499          18,851
Mortgage-backed securities                             4,817           4,732
                                                _____________________________
Total                                                $24,316         $23,583
                                                =============================

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at March 31, 1997 and December 31, 1996. Fixed maturity investments included investments in basic industrials (33%), financial companies (25%), various government bonds and government or agency mortgage-backed securities (22%) and consumer products (10%).

NOTE 3 -- STOCKHOLDER'S EQUITY

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $4,000,000 under the provisions of the insurance laws of the State of New York in which it became licensed to sell life, annuities and accident and health insurance on January 2, 1997. First Golden's purpose is to sell insurance products in the State of New York. First Golden received policy approvals on March 25, 1997, to sell variable annuities in the State of New York.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intention to declare a dividend and the amount of the dividend has been filed not less than thirty days in advance of the proposed declaration. The superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing should the superintendent find that the financial condition of the Company does not warrant the distribution.

NOTE 4 -- RELATED PARTY TRANSACTION

On December 17, 1996, Golden American contributed $25,000,000 to First Golden, $2,000,000 in common stock (200,000 shares at $10 per share) and $23,000,000 of additional capital.

All expenses related to the incorporation and licensing of First Golden were incurred by its Parent.

The Company has services agreements with Golden American and Equitable Life Insurance Company of Iowa ("Equitable Life", a wholly-owned subsidiary of Equitable of Iowa Companies) in which Golden American and Equitable Life will provide administrative and financial related services. During the first quarter, the Company paid Equitable Life approximately $1,000 for investment accounting fees. The Company purchases investment management services from an affiliate. During the first quarter, the Company has paid approximately $8,000 for these services.

The Company has a service agreement with Directed Services, Inc. ("DSI", a wholly-owned indirect subsidiary of Equitable of Iowa Companies) under which it will provide certain administrative services to DSI relating to customer accounts.

The Golden American board of directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one actually given to First Golden, or
(2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1997.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

LITIGATION: The Company is not involved in any legal proceeding as of the date of this report.





ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the condensed financial statements and related notes which appear elsewhere in this report.

First Golden American Life Insurance Company of New York ("First Golden", or the "Company"), a wholly-owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly-owned subsidiary of Equitable of Iowa Companies. Equitable of Iowa Companies is a holding company for Equitable Life Insurance Company of Iowa, USG Annuity & Life Company, Locust Street Securities, Inc., Equitable of Iowa Securities Network, Inc., Equitable American Insurance Company, Equitable Investment Services, Inc., Directed Services, Inc. ("DSI") and Golden American. First Golden's primary purpose is to offer insurance products in the State of New York. On January 2, 1997, First Golden became licensed as a life insurance company in the State of New York. First Golden is authorized to do business only in the State of New York.

RESULTS OF OPERATIONS
_____________________

Net income for the first quarter of 1997 was $239,000. Net investment income of $422,000 was earned and income taxes were $129,000 for the same period. General expenses, related primarily to salaries and employee benefits, were $54,000 for the first quarter of 1997.

Future revenues will be generated from the sale of variable products resulting in product charge revenues as well as investment income from the investments. Future benefits and expenses will include policy benefits, operating expenses and commission expenses associated with the sale and maintenance of the Contracts.

FINANCIAL CONDITION
___________________

INVESTMENTS
First Golden's assets are invested in accordance with applicable New York laws. These laws govern the nature and the quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. In general, these laws permit investments, within specified limits subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, preferred or common stocks, real estate mortgages, real estate and certain other investments.

First Golden makes investments in accordance with investment guidelines that take into account investment quality, liquidity and diversification, and invests primarily in investment grade securities. All of First Golden's assets except for variable separate account assets are available to meet its obligations under the Contracts.

The Company's total investment portfolio remained stable during the first quarter of 1997 compared to December 31, 1996. All of the Company's investments are carried at fair value in the Company's financial statements. As such, the decline in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity securities as well as a slight decline in the cost basis of these securities.

Fixed Maturity Securities: At March 31, 1997, the Company had fixed maturities with an amortized cost of $24,316,000 and a market value of $23,583,000. The ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the Company's fixed maturities portfolio (shown at amortized cost) include investment grade securities comprising U.S. governments, agencies and AAA to BBB- corporates ($22,243,000 or 91.5%), and below investment grade securities BB+ to BB- ($2,073,000 or 8.5%).

The Company classifies 100% of its securities as available for sale. On March 31, 1997, fixed income securities with an amortized cost of $24,316,000 and an estimated fair value of $23,583,000 were designated as available for sale. Net unrealized depreciation on fixed maturity securities of $733,000 was comprised of gross appreciation of $6,000 and gross depreciation of $739,000. Net unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, decreased stockholder's equity by $476,000 at March 31, 1997.

At March 31, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $2,073,000, or 8.3%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At March 31, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 8.3% compared to 6.9% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $2,031,000, or 98.0% of amortized cost value, at March 31, 1997.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e. if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the writedown is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

At March 31, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.9% at March 31, 1997.

OTHER ASSETS
Accrued investment income increased $79,000 during the first quarter of 1997.

At March 31, 1997, the Company had total assets of $24,999,000, an increase of 0.1% over total assets at December 31, 1996.



LIABILITIES
Future policy benefits for the fixed account will be established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accrued interest less mortality and administration charges.

The Company's total liabilities increased $170,000, or 741.0%, during the first quarter of 1997 and totaled $194,000 at March 31, 1997. The increase is primarily the result of an increase in income taxes payable and due to affiliates.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Positive cash flows from operations were generated by net income and increases in liabilities. Negative cash flows from operations resulted from the increase in accrued investment income and the increase in the deferred tax benefit.

Sources of future cash flows will consist of product charges, investment income and maturities of fixed maturity investments. Future cash flow uses will include the payment of annuity and insurance benefits, operating expenses, commissions and the purchase of new investments.

First Golden's principal office is located at 230 Park Avenue, Suite 966, New York, New York 10169, where certain of the Company's records are maintained. The 2,568 square feet of office space is leased for a five year term.

On December 17, 1996, Golden American made capital contributions to First Golden of $25,000,000. Of this amount, $2,000,000 represented 200,000 shares of common stock with a par value of $10.00 per share. The remaining $23,000,000 was contributed as additional paid-in capital. First Golden believes it will be able to fund the capital and surplus required for projected new business from existing statutory capital and surplus as well as future surplus contributions from its Parent. First Golden expects to continue to receive capital contributions from Golden American if necessary.

The Golden American board of directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one actually given to First Golden, or
(2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1997.

First Golden is required to maintain a minimum capital and surplus of not less than $4,000,000 under the provisions of the insurance laws of the State of New York in which it became licensed to sell insurance products on January 2, 1997.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intention to declare a dividend and the amount of the dividend has been filed not less than thirty days in advance of the proposed declaration. The superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing should the superintendent find that the financial condition of the Company does not warrant the distribution.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. As its insurance license was approved on January 2, 1997, the Company intends to comply with these requirements in 1997 and expects its total adjusted capital to exceed levels which require regulatory action.

SEGMENT INFORMATION
First Golden's operations will consist of one business segment, the sale of insurance products. First Golden anticipates it will not be dependent upon any single customer but anticipates three broker/dealers will account for a significant portion of its revenue in the remainder of 1997. All premiums will be received from consumers in the State of New York.

REINSURANCE
The Company intends to reinsure its mortality risk associated with the contract's guaranteed death benefit with one or more appropriately licensed insurance companies.


























CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the Company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Company's products.

4. Increasing competition in the sale of the Company's products.

5. Other factors affecting the performance of the Company, including, but not limited to, market conduct claims and other litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Company's variable products.
































                       PART II.  OTHER INFORMATION

Items 2-4. CHANGES IN SECURITIES, DEFAULTS UPON SENIOR SECURITIES AND
           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Information called for by items 2 through 4 of this part is omitted pursuant to General Instruction H (2)(b) of Form 10-Q.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

           (b) Reports on Form 8-K

               None









































                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 13, 1997    FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK





                                        By /s/ Mary Bea Wilkinson
                                          ____________________________________
                                        Senior Vice President and Treasurer
                                        (Chief Financial Officer)



                                        By /s/ David A. Terwilliger
                                          ____________________________________
                                        Assistant Treasurer
                                        (Principal Accounting Officer)


































                                    INDEX

                             Exhibits to Form 10-Q
                       Three Months ended March 31, 1997
             FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

 3   Articles of Incorporation and By-Laws
     (a) Articles of Incorporation of First Golden American Life Insurance Company of New York (incorporated by reference from the registrant's exhibit 3(i) to Form S-1 Amendment No. 1 dated March 18, 1997 (File No. 333-16279))

     (b) By-laws of First Golden American Life Insurance Company of New York (incorporated by reference from the registrant's exhibit 3(ii) to Form S-1 Amendment No. 1 dated March 18, 1997 (File No. 333-16279))

 4   Instruments Defining the Rights of Security Holders, Including Indentures
     (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from the registrant's exhibit 4(a) to Form S-1 Amendment No. 1 dated March 18, 1997 (File No. 333-16279))

     (b) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from the registrant's exhibit 4(b) to Form S-1 Amendment No. 1 dated March 18, 1997 (File No. 333-16279))

10   Material Contracts
     (a) Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden American Life Insurance Company of New York (incorporated by reference from the registrant's exhibit 10(a) to Form S-1 Amendment No. 1 dated March 18, 1997
           (File No. 333-16279))

     (b) Administrative Services Agreement, dated November 8, 1996, between First Golden American Life Insurance Company of New York and Golden American Life Insurance Company (incorporated by reference from the registrant's exhibit 10(b) to Form S-1 Amendment No. 1 dated March 18, 1997 (File No. 333-16279))

     (c) Form of Administrative Services Agreement between First Golden American Life Insurance Company of New York and Equitable Life Insurance Company of Iowa (incorporated by reference from the registrant's exhibit 10(c) to Form S-1 Amendment No. 1 dated March 18, 1997 (File No. 333-16279))

     (d) Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from the registrant's exhibit 10(d) to Form S-1 Amendment No. 1 dated March 18, 1997
           (File No. 333-16279))

     (e) Form of Participation Agreement between: Depositor and the Travelers Series Fund Inc.; Depositor and the Smith Barney Series Fund Inc.; Depositor and the Smith Barney Concert Allocation Series Inc. (incorporated by reference from the registrant's exhibit 10(e) to Form S-1 Amendment No. 1 dated March 18, 1997
           (File No. 333-16279))

27   Financial Data Schedule (electronic filing only)