Form 10-Q
period 1997-06-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1997-08-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========
                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1997

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

               Commission file number      333-16279

           First Golden American Life Insurance Company of New York
            (Exact name of registrant as specified in its charter)

 New York                                                      13-3919096
(State or other jurisdiction of          (IRS employer identification no.)
incorporation or organization)

230 Park Avenue, Suite 966, New York, New York                 10169-0999
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code  (212) 973-9647
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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of August 1, 1997.

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


                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    First Golden American
                                                       Life Insurance Company
                                                       of New York

Condensed Statement of Income (Unaudited):

                                                           For the Three
                                                            Months Ended
                                                           June 30, 1997
                                                       ______________________
                                                       (Dollars in thousands)
REVENUES:
 Net investment income (net of expenses of $21)                         $415
                                                       ______________________
 Total revenues                                                          415

INSURANCE BENEFITS AND EXPENSES:
 Annuity benefits:
   Interest credited                                                       4
 Underwriting, acquisition and insurance expenses:
   Commissions                                                            71
   General expenses                                                      199
   Insurance taxes                                                         9
   Policy acquisition costs deferred                                    (102)
   Amortization of deferred policy acquisition costs                      14
                                                       ______________________
                                                                         195
                                                       ______________________
                                                                         220

 Income tax expense:
  Current                                                                 44
  Deferred                                                                33
                                                       ______________________
                                                                          77
                                                       ______________________

NET INCOME                                                              $143
                                                       ======================












See accompanying notes.
Condensed Statement of Income (Unaudited):

                                                            For the Six
                                                            Months Ended
                                                           June 30, 1997
                                                       ______________________
                                                       (Dollars in thousands)
REVENUES:
 Net investment income (net of expenses of $32)                         $837
                                                       ______________________
 Total revenues                                                          837

INSURANCE BENEFITS AND EXPENSES:
 Annuity benefits:
   Interest credited                                                       4
 Underwriting, acquisition and insurance expenses:
   Commissions                                                            71
   General expenses                                                      253
   Insurance taxes                                                         9
   Policy acquisition costs deferred                                    (102)
   Amortization of deferred policy acquisition costs                      14
                                                       ______________________
                                                                         249
                                                       ______________________
                                                                         588

 Income tax expense:
  Current                                                                171
  Deferred                                                                35
                                                       ______________________
                                                                         206
                                                       ______________________

NET INCOME                                                              $382
                                                       ======================




















See accompanying notes.
Condensed Balance Sheets (Unaudited):

                                               June 30, 1997  December 31, 1996
                                               _____________  __________________
                                                  (Dollars in thousands,
                                                   except per share data)
ASSETS

Investments:
 Fixed maturities available for sale,
  at fair value (cost: 1997 - $24,247;
  1996 - $24,373)                                   $24,010             $24,220
 Short-term investments                                 656                 350
                                               _____________  __________________
    Total Investments                                24,666              24,570

 Cash and cash equivalents                            1,373                   5
 Accrued investment income                              347                 338
 Deferred policy acquisition costs                       88                  --
 Current income taxes recoverable                        89                  --
 Deferred income tax benefit                             48                  54
 Property and equipment, less
  allowances for depreciation
  of $2 in 1997                                          69                  --
 Other assets                                            28                  --
 Separate account assets                                 72                  --
                                               _____________  __________________
    TOTAL ASSETS                                    $26,780             $24,967
                                               =============  ==================


























See accompanying notes.
Condensed Balance Sheets (Unaudited):            (CONTINUATION)

                                               June 30, 1997  December 31, 1996
                                               _____________  __________________
                                                   (Dollars in thousands,
                                                   except per share data)
LIABILITIES AND STOCKHOLDER'S EQUITY

Policy liablities and accruals:
 Future policy benefits:
  Annuity products                                   $1,379
Other liabilities                                        59                  $1
Income taxes payable                                     --                  23
Separate account liabilities                             72                  --
                                               _____________  __________________
    TOTAL LIABILITIES                                 1,510                  24

Commitments and contingencies

Stockholder's equity:
 Preferred stock, par value $5,000 per share,
  authorized 6,000 shares                                --                  --
 Common stock, par value $10 per share,
  authorized, issued and outstanding 200,000          2,000               2,000
 Additional paid-in capital                          23,000              23,000
 Unrealized depreciation of fixed maturities           (154)                (99)
 Retained earnings                                      424                  42
                                               _____________  __________________
    TOTAL STOCKHOLDER'S EQUITY                       25,270              24,943
                                               _____________  __________________
    TOTAL LIABILITIES AND STOCKHOLDER'S
     EQUITY                                         $26,780             $24,967
                                               =============  ==================






















See accompanying notes.
Condensed Statement of Cash Flows (Unaudited):

                                                             For the Six
                                                             Months Ended
                                                            June 30, 1997
                                                        ______________________
                                                        (Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $251

INVESTING ACTIVITIES
  Sales of fixed maturities                                               119
  Short-term investments - net                                           (306)
  Purchase of property and equipment                                      (71)
                                                        ______________________
NET CASH USED IN INVESTMENT ACTIVITIES                                   (258)

FINANCING ACTIVITIES
  Receipts from investment contracts credited
    to policyholder account balances                                    1,378
  Net reallocations to Separate Account                                    (3)
                                                        ______________________
NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,375
                                                        ______________________

INCREASE IN CASH AND CASH EQUIVALENTS                                   1,368

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                  5
                                                        ______________________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $1,373
                                                        ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                             $283





















See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for periods reported at December 31, 1997.

ORGANIZATION
First Golden American Life Insurance Company of New York ("First Golden or the "Company"), a wholly-owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly-owned subsidiary of Equitable of Iowa Companies. On December 17, 1996, Golden American provided capitalization in the amount of $25,000,000 to First Golden. First Golden commenced investment operations on December 17, 1996, and on January 2, 1997, First Golden became licensed as a life insurance company under the laws of the State of New York. First Golden received policy approvals on March 25, 1997 in the State of New York. See Note 4 for further information regarding related party transactions.

ACCOUNTING POLICIES

INVESTMENTS: The Company accounts for its investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to SFAS No. 115, fixed maturity securities are designated as either "available for sale", "held for investment" or "trading". Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity after adjustment for related changes in deferred policy acquisition costs, policy reserves and deferred income taxes.

At June 30, 1997 and December 31, 1996, all of the Company's fixed maturity securities are designated as available for sale although the Company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Sales of securities designated as held for investment are severely restricted by SFAS No. 115.

Securities that are bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the Company's statement of income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

Short-term investments are carried at cost, adjusted for amortization of premiums and accrual of discounts.

FAIR VALUES: Estimated fair values, as reported herein, of publicly-traded fixed maturity securities are as reported by an independent pricing service. Fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third-party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.

CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS: Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively, or "unlocked", when the Company revises its estimate of current or future gross profits to be realized from a group of products. Deferred policy acquisition costs are adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as "available for sale" under SFAS No. 115.

PROPERTY AND EQUIPMENT: Property and equipment, primarily office furniture and equipment, are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.

FUTURE POLICY BENEFITS: Future policy benefits for fixed interest divisions of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges.

SEPARATE ACCOUNT: Assets and liabilities of the separate account reported in the accompanying balance sheets represent funds that are separately administered principally for variable annuity contracts. Contractholders, rather than the Company, bear the investment risk for variable products. At the direction of the contractholders, the separate account invest the premiums from the sale of variable annuity products in shares of specified mutual funds. The assets and liabilities of the separate account are clearly identified and segregated from other assets and liabilities of the Company. The portion of the separate account assets applicable to variable annuity contracts cannot be charged with liabilities arising out of any other business the Company may conduct.

Variable separate account assets carried at fair value of the underlying investments generally represent contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable annuity contracts invested in the separate account. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Condensed Statement of Income.

Product charges recorded by the Company from variable annuity products consist of charges applicable to each contract for mortality and expense risk, contract administration and surrender charges.

DEFERRED INCOME TAXES: Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro-forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as available for sale under SFAS No. 115. Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholder's equity. Deferred income tax expenses or credits reflected in the Company's Statement of Income are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.





























NOTE 2 -- INVESTMENTS

INVESTMENT RESULTS
At June 30, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of the Company's fixed maturity securities, all of which are designated as available for sale, are as follows:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
June 30, 1997                        Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities       $4,752                    ($60)     $4,692
  Other                               396                      (4)        392
Public utilities                      984                     (13)        971
Investment grade corporate         16,047                    (173)     15,874
Below investment grade
 corporate                          2,068         $21          (8)      2,081
                               _______________________________________________
Total                             $24,247         $21       ($258)    $24,010
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
                               ===============================================

No fixed maturity securities were designated as held for investment at June 30, 1997 or December 31, 1996. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair values for these securities.

Amortized cost and estimated fair value of fixed maturity securities designated as available for sale, by contractual maturity, at June 30, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                   Amortized            Fair
June 30, 1997                                           Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due after one year through five years                   $913            $908
Due after five years through ten years                18,582          18,410
                                                _____________________________
                                                      19,495          19,318
Mortgage-backed securities                             4,752           4,692
                                                _____________________________
Total                                                $24,247         $24,010
                                                =============================

During the six months ended June 30, 1997, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $119,000 as a result of scheduled principal repayments.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at June 30, 1997 and December 31, 1996. Fixed maturity investments included investments in basic industrials (33%), financial companies (25%), various government bonds and government or agency mortgage-backed securities (21% in 1997, 22% in 1996) and consumer products (10%).

NOTE 3 -- STOCKHOLDER'S EQUITY

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $4,000,000 under the provisions of the insurance laws of the State of New York in which it became licensed to sell life, annuities and accident and health insurance on January 2, 1997. First Golden's purpose is to sell insurance products in the State of New York. First Golden received policy approvals to sell variable annuities in the State of New York on March 25, 1997.

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

The Company has service agreements with Golden American and Equitable Life Insurance Company of Iowa ("Equitable Life", a wholly-owned subsidiary of Equitable of Iowa Companies) in which Golden American and Equitable Life will provide administrative and financial related services.

The Company has a service agreement with Directed Services, Inc. ("DSI", a wholly-owned subsidiary of Equitable of Iowa Companies) under which it will provide certain administrative services to DSI relating to customer accounts. First Golden paid commissions to DSI totaling $71,000, in the second quarter and first six months of 1997.

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

NOTE 5 -- PENDING MERGER

On July 7, 1997, Equitable of Iowa Companies signed a definitive agreement and plan of merger under which it will merge into PFHI Holdings, Inc., a Delaware corporation, and will become a wholly-owned subsidiary of the ING Groep N.V., a global financial services holding company based in The Netherlands. Total consideration is approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 1997.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable of Iowa Companies and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS
_____________________

PREMIUMS
On March 25, 1997, First Golden received policy approvals in the State of New York and began selling annuity products. The Company reported $1,444,000 in variable annuity premiums during the second quarter.

REVENUES
Net investment income was $837,000 for the first six months of 1997.

EXPENSES
The Company reported total insurance benefits and expenses of $249,000 during the first six months of 1997. Interest credited to annuity benefits was $4,000 during the second quarter of 1997. General expenses were $253,000 for the first six months of 1997. First Golden deferred $102,000 of expenses associated with the sale of variable annuity contracts. These acquisition costs are amortized in proportion to the expected gross profits.
Amortization of deferred policy acquisition costs was $14,000 during the second quarter of 1997. Commissions and insurance taxes during the second quarter were $71,000 and $9,000, respectively.

NET INCOME
Net income was $382,000 for the first six months of 1997.

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

First Golden purchases investments in accordance with investment guidelines that take into account investment quality, liquidity and diversification, and invests primarily in investment grade securities. All of First Golden's assets except for variable separate account assets are available to meet its obligations under the Contracts.

The Company's total investment portfolio remained stable during the second quarter of 1997 compared to December 31, 1996. All of the Company's investments are carried at fair value in the Company's financial statements. As such, the decline in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity securities as well as a slight decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITY SECURITIES: At June 30, 1997, the Company had fixed maturities with an amortized cost of $24,247,000 and a market value of $24,010,000. The ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the Company's fixed maturities portfolio (shown at amortized cost) include investment grade securities comprising U.S. governments, agencies and AAA to BBB- corporates ($22,179,000 or 91.5%), and below investment grade securities BB+ to BB- ($2,068,000 or 8.5%).

The Company classifies 100% of its securities as available for sale. At June 30, 1997, fixed income securities with an amortized cost of $24,247,000 and an estimated fair value of $24,010,000 were designated as available for sale. Net unrealized depreciation on fixed maturity securities of $237,000 was comprised of gross appreciation of $21,000 and gross depreciation of $258,000. Net unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, decreased stockholder's equity by $154,000 at June 30, 1997.

At June 30, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $2,068,000, or 7.9%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At June 30, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 8.3% compared to 6.9% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $2,081,000, or 100.6% of amortized cost value, at June 30, 1997.

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

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e. if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

During the six months ended June 30, 1997, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $119,000 as a result of scheduled principal repayments.

At June 30, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.9% at June 30, 1997.

OTHER ASSETS
Accrued investment income increased $9,000 during the first six months of 1997. Deferred policy acquisition costs ("DPAC") were $88,000 at June 30, 1997. DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business. These costs are amortized generally in proportion to the present value (using the assumed crediting rate) of expected gross profits.

At June 30, 1997, the Company had $72,000 of separate account assets. At June 30, 1997, the Company had total assets of $26,780,000, an increase of 7.3% over total assets at December 31, 1996.

LIABILITIES
At June 30, 1997, future policy benefits of $1,379,000 were established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges.

At June 30, 1997, the Company had $72,000 of separate account liabilities.

The Company's total liabilities increased $1,486,000, or 6,452.6%, during the first six months of 1997 and totaled $1,510,000 at June 30, 1997. The increase is primarily the result of an increase in future policy benefits, separate account liabilities and other liabilities. Liabilities will continue to show significant growth as the Company increases its sales of variable annuities.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The liquidity requirements of the Company are met by cash flow from investment income. The Company primarily uses funds for the payment of annuity benefits, commissions, operating expenses and the purchase of new investments. Additional sources of future cash flows will include maturities of fixed maturity investments.

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

SEGMENT INFORMATION
First Golden's operations will consist of one business segment, the sale of insurance products. First Golden anticipates it will not be dependent upon any single customer but anticipates three broker/dealers will account for a significant portion of its sales volume in 1997. All premiums will be received from consumers in the State of New York.

REINSURANCE
The Company intends to reinsure its mortality risk associated with the contract's guaranteed death benefit with one or more appropriately licensed insurance companies.

YEAR 2000 PROJECT
The Company has studied its computer software and hardware to determine its exposure to the change of the century date issue (year 2000 date problem). The only system affected by this issue is a system maintained by an affiliated subsidiary who will incur the related costs.

PENDING MERGER
On July 7, 1997, Equitable of Iowa Companies signed a definitive agreement and plan of merger under which it will merge into PFHI Holdings, Inc., a Delaware corporation, and will become a wholly-owned subsidiary of the ING Groep N.V., a global financial services holding company based in The Netherlands. Total consideration is approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close during the fourth quarter of 1997.

The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable of Iowa Companies and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.



























































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



DATE:  August 13, 1997                 FIRST GOLDEN AMERICAN LIFE INSURANCE
                                       COMPANY OF NEW YORK





                                        By/s/ Mary Bea Wilkinson
                                          _________________________________
                                        Senior Vice President and Treasurer
                                        (Chief Financial Officer)



                                        By/s/ David A. Terwilliger
                                          _________________________________
                                        Assistant Treasurer
                                        (Principal Accounting Officer)

































                                     INDEX

                             Exhibits to Form 10-Q
                         Six Months ended June 30, 1997
             FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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