Form 10-Q
period 1997-09-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1997-11-13
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========
                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of November 7, 1997.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.


                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    First Golden American
                                                       Life Insurance Company
                                                       of New York

Condensed Statement of Income (Unaudited):

                                                           For the Three
                                                            Months Ended
                                                         September 30, 1997
                                                       ______________________
                                                       (Dollars in thousands)
REVENUES:
 Annuity product charges                                                  $1
 Net investment income                                                   465
                                                       ______________________
 Total revenues                                                          466

INSURANCE BENEFITS AND EXPENSES:
 Annuity benefits:
  Interest credited                                                       32
 Underwriting, acquisition and insurance expenses:
  Commissions                                                            108
  General expenses                                                       106
  Insurance taxes                                                          2
  Policy acquisition costs deferred                                      (94)
  Amortization of deferred policy acquisition costs                      (10)
                                                       ______________________
                                                                         144
                                                       ______________________
                                                                         322

Income tax expense:
 Current                                                                  59
 Deferred                                                                 42
                                                       ______________________
                                                                         101
                                                       ______________________

NET INCOME                                                              $221
                                                       ======================










See accompanying notes.
Condensed Statement of Income (Unaudited):

                                                            For the Nine
                                                            Months Ended
                                                         September 30, 1997
                                                       ______________________
                                                       (Dollars in thousands)
REVENUES:
 Annuity product charges                                                  $1
 Net investment income                                                 1,302
                                                       ______________________
 Total revenues                                                        1,303

INSURANCE BENEFITS AND EXPENSES:
 Annuity benefits:
  Interest credited                                                       36
 Underwriting, acquisition and insurance expenses:
  Commissions                                                            179
  General expenses                                                       359
  Insurance taxes                                                         11
  Policy acquisition costs deferred                                     (196)
  Amortization of deferred policy acquisition costs                        4
                                                       ______________________
                                                                         393
                                                       ______________________
                                                                         910

Income tax expense:
 Current                                                                 230
 Deferred                                                                 77
                                                       ______________________
                                                                         307
                                                       ______________________

NET INCOME                                                              $603
                                                       ======================



















See accompanying notes.
Condensed Balance Sheets (Unaudited):

                                          September 30, 1997  December 31, 1996
                                          __________________  __________________
                                                  (Dollars in thousands,
                                                  except per share data)
ASSETS

Investments:
 Fixed maturities available for sale,
  at fair value (cost: 1997 - $24,161;
  1996 - $24,373)                                   $24,440             $24,220
 Short-term investments                                 908                 350
                                          __________________  __________________
  Total Investments                                  25,348              24,570

 Cash and cash equivalents                            2,066                   5
 Accrued investment income                              427                 338
 Deferred policy acquisition costs                      185                  --
 Current income taxes recoverable                        30                  --
 Deferred income tax benefit                             --                  54
 Property and equipment, less
  allowances for depreciation of
  $4 in 1997                                             56                  --
 Other assets                                             3                  --
 Separate account assets                              1,315                  --
                                          __________________  __________________
  TOTAL ASSETS                                      $29,430             $24,967
                                          ==================  ==================


























See accompanying notes.
Condensed Balance Sheets (Unaudited):                (CONTINUATION)

                                          September 30, 1997  December 31, 1996
                                          __________________  _________________
                                                  (Dollars in thousands,
                                                  except per share data)
LIABILITIES AND STOCKHOLDER'S EQUITY

Policy liablities and accruals:
 Future policy benefits:
  Annuity products                                   $2,069
Other liabilities                                        52                 $1
Income taxes payable                                    172                 23
Separate account liabilities                          1,315                 --
                                          __________________  _________________
  TOTAL LIABILITIES                                   3,608                 24

Commitments and contingencies

Stockholder's equity:
 Preferred stock, par value $5,000 per share,
  authorized 6,000 shares                                --                 --
 Common stock, par value $10 per share,
  authorized, issued and outstanding
  200,000                                             2,000              2,000
 Additional paid-in capital                          23,000             23,000
 Unrealized appreciation (depreciation)
  of fixed maturities                                   177                (99)
 Retained earnings                                      645                 42
                                          __________________  _________________
  TOTAL STOCKHOLDER'S EQUITY                         25,822             24,943
                                          __________________  _________________
  TOTAL LIABILITIES AND STOCKHOLDER'S
   EQUITY                                           $29,430            $24,967
                                          ==================  =================




















See accompanying notes.
Condensed Statement of Cash Flows (Unaudited):

                                                             For the Nine
                                                             Months Ended
                                                          September 30, 1997
                                                        ______________________
                                                        (Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $445

INVESTING ACTIVITIES
  Sales of fixed maturities                                               201
  Short-term investments - net                                           (558)
  Purchase of property and equipment                                      (60)
                                                        ______________________
NET CASH USED IN INVESTMENT ACTIVITIES                                   (417)

FINANCING ACTIVITIES
  Receipts from investment contracts credited
    to policyholder account balances                                    2,071
  Return of policyholder account balances on
    investment contracts                                                  (10)
  Net reallocations to Separate Account                                   (28)
                                                        ______________________
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,033
                                                        ______________________

INCREASE IN CASH AND CASH EQUIVALENTS                                   2,061

CASH AND CASH EQUIVALENTS AT BEGINNING                                      5
  OF PERIOD
                                                        ______________________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $2,066
                                                        ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for income taxes                             $283


















See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for periods reported at December 31, 1997.

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

At September 30, 1997 and December 31, 1996, all of the Company's fixed maturity securities are designated as available for sale although the Company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Sales of securities designated as held for investment are severely restricted by SFAS No. 115.

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

DEFERRED POLICY ACQUISITION COSTS: Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted, or "unlocked", when the Company revises its estimate of current or future gross profits to be realized from a group of products. Deferred policy acquisition costs are adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as "available for sale" under SFAS No. 115.

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

SEPARATE ACCOUNT: Assets and liabilities of the separate account reported in the accompanying balance sheets represent funds that are separately administered principally for variable annuity contracts. Contractholders, rather than the Company, bear the investment risk for variable products. At the direction of the contractholders, the separate account invests the premiums from the sale of variable annuity products in shares of specified mutual funds. The assets and liabilities of the separate account are clearly identified and segregated from other assets and liabilities of the Company. The portion of the separate account assets applicable to variable annuity contracts cannot be charged with liabilities arising out of any other business the Company may conduct.

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

DEFERRED INCOME TAXES: Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as available for sale under SFAS No. 115. Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholder's equity. Deferred income tax expenses or credits reflected in the Company's Statement of Income are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 -- INVESTMENTS

INVESTMENT RESULTS
At September 30, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of the Company's fixed maturity securities, all of which are designated as available for sale, are as follows:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
September 30, 1997                   Cost       Gains      Losses       Value
______________________________________________________________________________
                                             (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities       $4,671         $15         ($6)     $4,680
  Other                               396           2          --         398
Public utilities                      984          13          --         997
Investment grade corporate         16,047         201          --      16,248
Below investment grade
 corporate                          2,063          54          --       2,117
                               _______________________________________________
Total                             $24,161        $285         ($6)    $24,440
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
                               ===============================================

No fixed maturity securities were designated as held for investment at September 30, 1997 or December 31, 1996. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair values for these securities.

Amortized cost and estimated fair value of fixed maturity securities designated as available for sale, by contractual maturity, at September 30, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                   Amortized            Fair
September 30, 1997                                      Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due after one year through five years                   $910            $913
Due after five years through ten years                18,580          18,847
                                                _____________________________
                                                      19,490          19,760
Mortgage-backed securities                             4,671           4,680
                                                _____________________________
Total                                                $24,161         $24,440
                                                =============================

During the nine months ended September 30, 1997, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $201,000 as a result of scheduled principal repayments.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at September 30, 1997 and December 31, 1996. Fixed maturity investments included investments in basic industrials (33% in 1997 and 1996), financial companies (25% in 1997 and 1996), various government bonds and government or agency mortgage-backed securities (21% in 1997, 22% in 1996) and consumer products (10% in 1997 and 1996).

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

The Company has a service agreement with Directed Services, Inc. ("DSI", a wholly-owned subsidiary of Equitable of Iowa Companies) under which it will provide certain administrative services to DSI relating to customer accounts. First Golden paid commissions to DSI totaling $108,000, in the third quarter and $179,000 in the first nine months of 1997.

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

NOTE 5 -- MERGER

TRANSACTION: On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly-owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owns all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company and their wholly-owned subsidiaries. Equitable also owns all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING will pay total consideration of approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

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

RESULTS OF OPERATIONS
_____________________

PREMIUMS
On March 25, 1997, First Golden received policy approvals in the State of New York and began selling annuity products. The Company reported $3,341,000 in variable annuity premiums during the first nine months of 1997.

REVENUES
During the first nine months of 1997, there was $1,000 of annuity product charges. Net investment income was $1,302,000 for the first nine months of 1997.

EXPENSES
The Company reported total insurance benefits and expenses of $393,000 during the first nine months of 1997. Interest credited to annuity benefits totaled $36,000 during the first nine months of 1997. Commissions, general expenses and insurance taxes were $179,000, $359,000 and $11,000, respectively, for the first nine months of 1997. First Golden deferred $196,000 of expenses associated with the sale of variable annuity contracts. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of deferred policy acquisition costs totaled $4,000 during the first nine months of 1997.

NET INCOME
Net income was $603,000 for the first nine months of 1997.

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

The Company's total investment portfolio remained stable during the third quarter of 1997 compared to December 31, 1996. All of the Company's investments are carried at fair value in the Company's financial statements. The increase in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity securities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITY SECURITIES: At September 30, 1997, the Company had fixed maturities with an amortized cost of $24,161,000 and an estimated fair value of $24,440,000. The ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the Company's fixed maturities portfolio (shown at amortized cost) include investment grade securities comprising U.S. governments, agencies and AAA to BBB- corporates ($22,098,000 or 91.5%), and below investment grade securities BB+ to BB- ($2,063,000 or 8.5%).

The Company classifies 100% of its securities as available for sale. At September 30, 1997, fixed income securities with an amortized cost of $24,161,000 and an estimated fair value of $24,440,000 were designated as available for sale. Net unrealized appreciation on fixed maturity securities of $279,000 was comprised of gross appreciation of $285,000 and gross depreciation of $6,000. Net unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, increased stockholder's equity by $177,000 at September 30, 1997.

At September 30, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $2,063,000, or 7.6%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At September 30, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 8.3% compared to 6.9% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $2,117,000, or 102.6% of amortized cost value, at September 30, 1997.

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

During the nine months ended September 30, 1997, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $201,000 as a result of scheduled principal repayments.

At September 30, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.8% at September 30, 1997.

OTHER ASSETS
Accrued investment income increased $89,000 during the first nine months of 1997. Deferred policy acquisition costs ("DPAC") were $185,000 at September 30, 1997. DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business. These costs are amortized generally in proportion to the present value (using the assumed crediting rate) of expected gross profits.

At September 30, 1997, the Company had $1,315,000 of separate account assets. At September 30, 1997, the Company had total assets of $29,430,000, an increase of 17.9% over total assets at December 31, 1996.

LIABILITIES
At September 30, 1997, future policy benefits of $2,069,000 were established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges.

At September 30, 1997, the Company had $1,315,000 of separate account liabilities.

The Company's total liabilities increased $3,584,000, or 15,562.3%, during the first nine months of 1997 and totaled $3,608,000 at September 30, 1997. The increase is primarily the result of an increase in future policy benefits, separate account liabilities, income taxes payable and other liabilities. Liabilities will continue to show significant growth as the Company increases its sales of variable annuities.


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

YEAR 2000 PROJECT
The Company has studied its computer software and hardware to determine its exposure to the change of the century date issue (year 2000 date problem). The only system affected by this issue is a system maintained by an affiliate who will incur the related costs.

MERGER
On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1996, between Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly-owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owns all the outstanding capital stock of Equitable
Life Insurance Company of Iowa and Golden American Life Insurance Company and their wholly-owned subsidiaries. Equitable also owns all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING will pay total consideration of approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc.

The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the new assets acquired will be recorded as goodwill.




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



DATE: November 13, 1997       FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY
                              OF NEW YORK





                                        By /s/ Mary Bea Wilkinson
                                           ________________________________
                                        Senior Vice President and Treasurer
                                        (Chief Financial Officer)



                                        By /s/ David A. Terwilliger
                                           ________________________________
                                        Assistant Treasurer
                                        (Principal Accounting Officer)

































                                   INDEX

                            Exhibits to Form 10-Q
                      Nine Months ended September 30, 1997
            FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

 2   PLAN OF ACQUISITION
     (a) Agreement and Plan of Merger dated July 7, 1997, among ING Groep N.V.,PFHI Holdings, Inc., and Equitable (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997

 3   ARTICLES OF INCORPORATION AND BY-LAWS
     (a) Articles of Incorporation of First Golden American Life Insurance Company of New York ("Registrant")(incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("the SEC") on or about March 18, 1997
           (File No. 333-16279))

     (b) By-laws of First Golden American Life Insurance Company of New York (incorporated by reference from Exhibit 3(ii) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

 4   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

     (b) Individual Deferred Combination Variable and Fixed Annuity Application (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

10   MATERIAL CONTRACTS
     (a) Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden American Life Insurance Company of New York (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

     (b) Administrative Services Agreement, dated November 8, 1996, between First Golden American Life Insurance Company of New York and Golden American Life Insurance Company (incorporated by reference from
           Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

     (c) Form of Administrative Services Agreement between First Golden American Life Insurance Company of New York and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
           (File No. 333-16279))

     (d) Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment
           No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

                                   INDEX

                            Exhibits to Form 10-Q
                      Nine Months ended September 30, 1997
            FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

     (e) Form of Participation Agreement between: Depositor and the Travelers Series Fund Inc.; Depositor and the Smith Barney Series Fund Inc.; Depositor and the Smith Barney Concert Allocation Series Inc. (incorporated by reference from Exhibit 10(e) to Amendment
           No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)