Form 10-K
period 1997-12-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1998-03-31
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997.

Commission file number 333-16279

           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

            (Exact name of registrant as specified in its charter)

           New York                                    13-3919096
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


    230 Park Avenue, Suite 966
        New York, New York                               10169-0999
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, including area code : (212) 973-9647

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class           Name of each exchange on which registered
          N/A
________________________________________________________________________________

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ].

As of March 27, 1998, 200,000 shares of Common Stock, $10 Par Value, are issued and outstanding.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT.

DOCUMENTS INCORPORATED BY REFERENCE





PART I
ITEM 1. BUSINESS.

OVERVIEW

First Golden American Life Insurance Company of New York ("First Golden" or "Company") is a stock life insurance company organized under the laws of the State of New York. The Company was incorporated on May 24, 1996 and is a wholly owned life insurance subsidiary of Golden American Life Insurance Company ("Golden American"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc.

First Golden was capitalized in December 1996. On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company under the laws of the states of New York and Delaware, respectively. First Golden is authorized to do business in New York and Delaware. First Golden offers variable insurance products. See Note 7 of the financial statements for further information regarding related party transactions.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") pursuant to the terms of the Agreement and Plan of Merger among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. Refer to Note 5 of the financial statements for additional information regarding the merger.

PRODUCTS

The Company offers variable annuity products designed to meet customer needs for tax-advantaged methods of saving for retirement and protection from unexpected death. Longer life expectancies, an aging population and growing concern over the stability and availability of the Social Security system have made retirement planning a priority. The target market for all products is individuals and families in New York and Delaware.

Variable annuities are long-term savings vehicles in which Contractholder premiums (purchase payments) are recorded and maintained in a general account or a separate account established as a registered unit investment trust. Funds on deposit in the Company's variable annuity separate and fixed accounts at December 31, 1997 totaled $4.9 million and $2.5 million, respectively.

Variable annuities provide the Company with fee based revenues in the form of various charges and fees charged to the Contractholder's account. Revenues include charges for mortality and expense risk, contract administration and surrender charges.

Marketing of the variable products in New York is primarily through broker/dealers. Entry into this market provides considerable growth opportunities for the Company.

BUSINESS ENVIRONMENT

The current business and regulatory environment remains challenging for the insurance industry. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable products remains strong for several reasons including: strong stock market performance over the last 4 years; relatively low interest rates; an aging U.S. population that is increasingly concerned about retirement and estate planning, as well as maintaining their standard of living in retirement; potential reductions in government and employer-provided benefits at retirement as well as lower public confidence in the adequacy of those benefits.


REGULATION

The Company's operations are conducted in a highly regulated environment. The primary regulator of First Golden's life insurance operations is the Superintendent of Insurance for the State of New York. See Item 7, Management's Discussion and Analysis of Financial Condition.

ITEM 2. PROPERTIES.

First Golden's business operations are performed in leased facilities located at 230 Park Avenue in New York, New York. Property and equipment primarily represent leasehold improvements, office furniture and equipment and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any legal proceeding as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information called for by this item is omitted pursuant to General Instruction I. (2) (c) of Form 10-K.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Registrant is a wholly owned indirect subsidiary of Equitable of Iowa Companies, Inc. There is no public trading market for the Registrant's common stock.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $4 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholders unless a notice of its intention to declare a dividend and the amount of the dividend has been filed not less than thirty days in advance of the proposed declaration. The superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing should the superintendent find that the financial condition of the Company does not warrant the distribution. First Golden did not pay common stock dividends during 1997 or 1996.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I. (2)(a) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Company's results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the financial statements and related notes which appear elsewhere in this report.

RESULTS OF OPERATIONS
_____________________

MERGER

On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American and their wholly owned subsidiaries. Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt according to the Merger Agreement. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation.

For financial statement purposes, the change in control of the Company through the ING merger with EIC, was accounted for as a purchase effective October 25, 1997. This merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for period subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting, while the financial statements for October 24, 1997 and prior periods are presented on the Pre-Merger historical cost basis of accounting.

The purchase price was allocated to the companies mentioned previously. Goodwill of $1.4 billion was established for the excess of the merger cost over the fair value of the assets and liabilities of EIC with $96,000 pushed down to the Company. The allocation of the purchase price to the Company was $25.9 million. The cost of the acquisition is preliminary as it relates to estimated expenses, and as a result, the allocation of the purchase price to the Company may change. Goodwill resulting from the merger is being amortized over 40 years on a straight-line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

The following analysis combines the Post-Merger and Pre-Merger activity for 1997 in order to compare to the results of 1996. Such a comparison does not recognize the impact of the purchase accounting and goodwill amortization except for the period after October 24, 1997.




PREMIUMS

On March 25, 1997 and December 23, 1997, First Golden received policy approvals in New York and Delaware, respectively. The Company reported $7.3 million in variable annuity premiums during the year ending December 31, 1997.

Premiums, net of reinsurance, for variable products from two significant broker/dealers for the year ended December 31, 1997, totaled $6.9 million, or 94.5% of premiums. One of these distributors sold 59.4% of the Company's products in 1997. This distributor has indicated that it may discontinue the sales relationship by the end of 1998.

REVENUES

Product charges from variable annuities totaled $12,000 in 1997. Net investment income was $1,735,000 and $65,000 for the year ending December 31, 1997 and for the period December 17, 1996 through December 31, 1996, respectively.

EXPENSES

The Company reported total insurance benefits and expenses of $698,000 for the year ending December 31, 1997. Insurance benefits and expenses consisted of interest credited to account balances, commissions, general expenses, insurance taxes, amortization of deferred policy acquisition expenses, goodwill and present value of in force acquired, net of deferred policy acquisition costs. Interest credited to account values was $74,000 for the year ending December 31, 1997. For the year ending December 31, 1997, commissions, general expenses and insurance taxes were $312,000, $681,000 and $109,000, respectively.

The Company's deferred policy acquisition costs ("DPAC") was eliminated as of the merger date and an asset of $132,000 representing present value of in force acquired ("PVIF") was established for policies in force at the merger date. First Golden deferred $502,000 of expenses associated with the sale of variable annuity contracts for the year ending December 31, 1997. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of deferred policy acquisition costs was $20,000 for the year ending December 31, 1997. The amortization of PVIF for the period October 25, 1997 through December 31, 1997 was $3,000. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the PVIF as of December 31, 1997 is $19,000 in 1998, $18,000 in 1999, $17,000 in 2000, $15,000 in 2001 and $13,000 in 2002. Certain expense estimates inherent in the cost of the merger may change resulting in changes of the allocation of the purchase price. If changes occur, the impact could result in changes to PVIF and the related amortization and deferred taxes. Actual amortization may vary based upon final purchase price allocation and changes in assumptions and experience.

Amortization of goodwill during the period from the merger date to December 31, 1997 totaled approximately $1,000. Goodwill is being amortized on a straight-line basis over 40 years and is expected to total approximately $2,400 annually.

NET INCOME

Net income was $729,000 and $42,000 for the year ending December 31, 1997 and the period December 17, 1996 through December 31, 1997, respectively.

FINANCIAL CONDITION
___________________

RATINGS

During 1997, the Company's ratings were at A+ by A.M. Best and AA+ by Duff
Phelps.

INVESTMENTS

First Golden's assets are invested in accordance with applicable laws. These laws govern the nature and the quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. In general, these laws permit investments, within specified limits subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, preferred or common stocks, real estate mortgages, real estate and certain other investments.

First Golden purchases investments in accordance with investment guidelines that take into account investment quality, liquidity and diversification, and invests primarily in investment grade securities. All of First Golden's assets except for variable separate account assets are available to meet its obligations under the Contracts.

All of the Company's investments are carried at fair value in the Company's financial statements. The increase in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity securities as well as a growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the fixed account option of the Company's variable insurance products. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

FIXED MATURITY SECURITIES: At December 31, 1997, the Company had fixed maturities with an amortized cost of $26.6 million and an estimated fair value of $26.7 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities ($25.0 million or 94.0%), which include securities issued by the U.S. Government, agencies and corporations that are rated at least BBB- by Standard & Poor's Rating Services ("Standard & Poor's"), and below investment grade securities ($1.6 million or 6.0%), which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's.

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturity securities of $151,000 was comprised of gross appreciation of $183,000 and gross depreciation of $32,000. Net unrealized holding losses on these securities, net of adjustments to DPAC and deferred income taxes, increased stockholder's equity by $96,000 at December 31, 1997.

At December 31, 1997, the amortized cost value of the Company's total investment in below investment grade securities was $1.6 million or 6.0% of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At December 31, 1997, the yield at amortized cost on the Company's below investment grade portfolio was 7.86% compared to 6.60% for the Company's investment grade bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.57 million or 98.0% of amortized cost value, at December 31, 1997.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e. if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

During the year ended December 31, 1997, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $269,000 as a result of scheduled principal repayments.

At December 31, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's investment portfolio had a combined yield at amortized cost of 6.57% at December 31, 1997.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business subsequent to the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing PVIF was established for all policies in force at the merger date. PVIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. At December 31, 1997, PVIF and DPAC were $126,000 and $189,000, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Amortization of goodwill through December 31, 1997 was approximately $1,000.

At December 31, 1997, the Company had $4.9 million of separate account assets. At December 31, 1997, the Company had total assets of $33.9 million, an increase of 36% over total assets at December 31, 1996.


LIABILITIES

At December 31, 1997, future policy benefits of $2.5 million were established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At December 31, 1997, the Company had $4.9 million of separate account liabilities.

The Company's total liabilities were $7.8 million at December 31, 1997. The increase from $25,000 at December 31, 1996 is primarily the result of an increase in future policy benefits and separate account liabilities. Liabilities will continue to show significant growth as the Company increases its sales of variable annuities.

LIQUIDITY AND CAPITAL RESOURCES
______________________________________________________________________________

The liquidity requirements of the Company are met by cash flow from investment income and premiums. The Company primarily uses funds for the payment of annuity benefits, commissions, operating expenses and the purchase of new investments. Additional sources of future cash flows will include maturities of fixed maturity investments.

First Golden's principal office is located in New York, New York, where certain of the Company's records are maintained. The 2,568 square feet of office space is leased for a five year term.

On December 17, 1996, Golden American made capital contributions to First Golden of $25 million. Of this amount, $2.0 million represented 200,000 shares of common stock with a par value of $10.00 per share. The remaining $23.0 million was contributed as additional paid-in capital. First Golden believes it will be able to fund the capital required for projected new business primarily with existing capital and future capital contributions from its Parent. First Golden expects to continue to receive capital contributions from Golden American if necessary.

The Golden American board of directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1997.

First Golden is required to maintain a minimum capital and surplus of not less than $4 million under the provisions of the insurance laws of the State of New York in which it became licensed to sell insurance products on January 2, 1997.

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

The National Association of Insurance Commissioners' ("NAIC's") risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the Company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the Company has total adjusted capital which is above all required capital levels.

SEGMENT INFORMATION

First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its sales volume in 1997. One of these distributors sold 59.4% of the Company's products in 1997. This Distributor has indicated that it may discontinue the sales relationship by the end of 1998. All premiums are generated from consumers in the states of New York and Delaware.

REINSURANCE

At December 31, 1997, First Golden had a reinsurance treaty with a reinsurer covering a significant portion of the mortality risks under its variable contracts with an unaffiliated reinsurer. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement.

YEAR 2000 PROJECT

Based on a study of its computer software and hardware, First Golden's parent, Golden American, has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by the Year 2000, and Golden American has engaged external consultants to validate this assumption. The only system known to be affected by this issue is a system maintained by an affiliate who will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.


















CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
______________________________________________________________________________

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

5. Other factors affecting the performance of the Company, including, but not limited to, potential market conduct claims and other litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Company's variable products.































REPORT OF INDEPENDENT AUDITORS
______________________________________________________________________________


The Board of Directors and Stockholder
First Golden American Life Insurance Company of New York

We have audited the accompanying balance sheets of First Golden American Life Insurance Company of New York as of December 31, 1997 and 1996, and the related statements of income, changes in stockholder's equity, and cash flows for the periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, and December 17, 1996 (commencement of operations) through December 31, 1996. Our audits also included the financial statements schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Golden American Life Insurance Company of New York at December 31, 1997 and 1996, and the results of its operations and its cash flows for the periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, and December 17, 1996 through December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   s/Ernst & Young LLP


Des Moines, Iowa
February 12, 1998
















ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BALANCE SHEETS
                (Dollars in thousands, except per share data)

                                            POST-MERGER         PRE-MERGER
                                        ______________________________________
                                         December 31, 1997 | December 31, 1996
                                        ___________________| _________________
                                                           |
ASSETS                                                     |
                                                           |
Investments:                                               |
 Fixed maturities, available for sale,                     |
  at fair value (cost: 1997 - $26,570,                     |
  1996 - $24,373)                                  $26,721 |          $24,220
 Short-term investments                                799 |              350
                                        ___________________| _________________
Total investments                                   27,520 |           24,570
                                                           |
Cash and cash equivalents                              621 |                5
                                                           |
Accrued investment income                              376 |              338
                                                           |
Deferred policy acquisition costs                      189 |               --
                                                           |
Present value of in force acquired                     126 |               --
                                                           |
Current income taxes recoverable                        63 |               --
                                                           |
Deferred income tax asset                               -- |               54
                                                           |
Property and equipment, less allowances                    |
 for depreciation of $3 in 1997                         57 |               --
                                                           |
Goodwill, less accumulated amortization                    |
 of $1 in 1997                                          95 |               --
                                                           |
Other assets                                             2 |               --
                                                           |
Separate account assets                              4,878 |               --
                                        ___________________| _________________
Total assets                                       $33,927 |          $24,967
                                        ===================| =================













See accompanying notes.
                        BALANCE SHEETS - CONTINUED
                (Dollars in thousands, except per share data)

                                            POST-MERGER         PRE-MERGER
                                        ______________________________________
                                         December 31, 1997 | December 31, 1996
                                        ___________________| _________________
                                                           |
LIABILITIES AND STOCKHOLDER'S                              |
 EQUITY                                                    |
                                                           |
Policy liabilities and accruals:                           |
 Future policy benefits:                                   |
  Annuity products                                  $2,506 |               --
Deferred income tax liability                          247 |               --
Due to affiliates                                       61 |               --
Other liabilities                                      140 |               $1
Income taxes payable                                    -- |               23
Separate account liabilities                         4,878 |               --
                                                           |
Commitments and contingencies                              |
                                                           |
Stockholder's equity:                                      |
 Preferred stock, par value $5,000 per                     |
  share, authorized 6,000 shares                        -- |               --
 Common stock, par value $10 per share,                    |
  authorized, issued and outstanding                       |
  200,000 shares                                     2,000 |            2,000
 Additional paid-in capital                         23,936 |           23,000
 Unrealized appreciation (depreciation)                    |
  of fixed maturities                                   96 |              (99)
 Retained earnings                                      63 |               42
                                        ___________________| _________________
Total stockholder's equity                          26,095 |           24,943
                                        ___________________| _________________
Total liabilities and stockholder's                        |
 equity                                            $33,927 |          $24,967
                                        ===================| =================



















See accompanying notes.
                             STATEMENTS OF INCOME
                            (Dollars in thousands)

                               POST-MERGER              PRE-MERGER
                              ________________________________________________
                              For the period|   For the period  For the period
                                 October 25,|       January 1,    December 17,
                                        1997|             1997           1996*
                                     through|          through         through
                                December 31,|      October 24,    December 31,
                                        1997|             1997            1996
                              ______________| ________________________________
                                            |
                                            |
Revenues:                                   |
 Annuity product charges                 $8 |            $4                --
 Net investment income                  286 |         1,449               $65
 Realized gains on investments            1 |            --                --
                              ______________| ______________    ______________
                                        295 |         1,453                65
                                            |
Insurance benefits and expenses:            |
 Annuity benefits:                          |
  Interest credited to                      |
   account balances                      26 |            48                --
 Underwriting, acquisition and              |
  insurance expenses:                       |
  Commissions                            45 |           267                --
  General expenses                      220 |           461                --
  Insurance taxes                        94 |            15                --
  Policy acquisition costs                  |
   deferred                            (204)|          (298)               --
  Amortization:                             |
   Deferred policy acquisition              |
    costs                                13 |             7                --
   Present value of in force                |
    acquired                              3 |            --                --
   Goodwill                               1 |            --                --
                              ______________| ______________    ______________
                                        198 |           500                --
                              ______________| ______________    ______________
                                            |
Income before income taxes               97 |           953                65
                                            |
Income taxes                             34 |           287                23
                              ______________| ______________    ______________
                                            |
Net income                              $63 |          $666               $42
                              ==============| ==============    ==============







* Commencement of operations on December 17, 1996.
See accompanying notes.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                      Net
                                                Unrealized
                                                    Appre-
                                                   ciation
                                                   (Depre-
                                         Addi-    ciation)              Total
                                        tional          of             Stock-
                              Common   Paid-In       Fixed Retained  holder's
                               Stock   Capital  Maturities Earnings    Equity
                              ________________________________________________
                                                PRE-MERGER
                              ________________________________________________
Capitalization of Company
 by issuance of common stock
 and contribution of
 paid-in capital*             $2,000   $23,000         --        --   $25,000
 Net income                       --        --         --       $42        42
 Unrealized depreciation
  of fixed maturities             --        --       ($99)       --       (99)
                              ________________________________________________
Balance at December 31, 1996   2,000    23,000        (99)       42    24,943
 Net income                       --        --         --       666       666
 Unrealized depreciation
  of fixed maturities             --        --       (130)       --      (130)
                              ________________________________________________
Balance at October 24, 1997   $2,000   $23,000      ($229)     $708   $25,479
                              ================================================

                                               POST-MERGER
                              ________________________________________________
Balance at October 25, 1997   $2,000   $23,936         --        --   $25,936
 Net income                       --        --         --       $63        63
 Unrealized appreciation
  of fixed maturities             --        --        $96        --        96
                              ________________________________________________
Balance at December 31, 1997  $2,000   $23,936        $96       $63   $26,095
                              ================================================














* Commencement of operations on December 17, 1996.
See accompanying notes.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                        POST-MERGER            PRE-MERGER
                                        _______________________________________
                                             For the|      For the      For the
                                              period|       period       period
                                         October 25,|   January 1, December 17,
                                                1997|         1997        1996*
                                             through|      through      through
                                        December 31,|  October 24, December 31,
                                                1997|         1997         1996
                                        ____________| _________________________
                                                    |
OPERATING ACTIVITIES                                |
Net income                                      $63 |       $666           $42
Adjustments to reconcile net income to net          |
 cash provided by (used in) operations:             |
 Adjustments related to annuity products:           |
  Interest credited to account balances          26 |         48            --
  Charges for mortality and                         |
   administration                                -- |         (1)           --
 Decrease (increase) in accrued                     |
  investment income                              35 |        (73)          (58)
 Policy acquisition costs deferred             (204)|       (298)           --
 Amortization of deferred policy                    |
  acquisition costs                              13 |          7            --
 Amortization of present value                      |
  of in force acquired                            3 |         --            --
 Net amortization of discount on                    |
  short-term investments                         -- |         --            (7)
 Change in other assets, other liabilities          |
  and accrued income taxes                     (625)|        739            24
 Provision for depreciation                         |
  and amortization                               12 |         17            --
 Provision for deferred income taxes             98 |         26            --
 Realized gains on investments                   (1)|         --            --
                                        ____________| ___________  ____________
Net cash provided by (used in)                      |
 operating activities                          (580)|      1,131             1
                                                    |
INVESTING ACTIVITIES                                |
Sale, maturity or repayment of                      |
 investments:                                       |
 Fixed maturities - available for sale          556 |        226            --
 Short-term investments                          -- |         --        25,255
                                        ____________| ___________  ____________
                                                556 |        226        25,255
Acquisition of investments:                         |
 Fixed maturities - available for sale       (2,635)|         --       (24,653)
 Short-term investments                         (59)|       (390)      (25,598)
                                        ____________| ___________  ____________
                                             (2,694)|       (390)      (50,251)
Purchase of property and equipment               (2)|        (64)           --
                                        ____________| ___________  ____________
Net cash used in investing activities        (2,140)|       (228)      (24,996)

* Commencement of operations on December 17, 1996.
See accompanying notes.
                      STATEMENTS OF CASH FLOWS - CONTINUED
                           (Dollars in thousands)

                                        POST-MERGER           PRE-MERGER
                                        _______________________________________
                                             For the|      For the      For the
                                              period|       period       period
                                         October 25,|   January 1, December 17,
                                                1997|         1997        1996*
                                             through|      through      through
                                        December 31,|  October 24, December 31,
                                                1997|         1997         1996
                                        ____________| _________________________
                                                    |
FINANCING ACTIVITIES                                |
Capitalization of Company by issuance               |
 of common stock and contribution                   |
 of paid-in capital                              -- |         --       $25,000
Receipts from investment contracts                  |
 credited to policyholder account                   |
 balances                                      $354 |     $2,160            --
Return of policyholder account                      |
 balances on investment contracts                (8)|        (15)           --
Net reallocations to Separate Account           (20)|        (38)           --
                                        ____________| ___________  ____________
Net cash provided by financing                      |
 activities                                     326 |      2,107        25,000
                                        ____________| ___________  ____________
Increase (decrease) in cash and                     |
 cash equivalents                            (2,394)|      3,010             5
                                                    |
Cash and cash equivalents at                        |
 beginning of period                          3,015 |          5            --
                                        ____________| ___________  ____________
Cash and cash equivalents at end                    |
 of period                                     $621 |     $3,015            $5
                                        ============| ===========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for
 income taxes                                    --         $283            --














* Commencement of operations on December 17, 1996.
See accompanying notes.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES
______________________________________________________________________________

ORGANIZATION
First Golden American Life Insurance Company of New York ("First Golden" or the "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. On December 17, 1996, Golden American provided capitalization in the amount of $25,000,000 to First Golden. First Golden commenced investment operations on December 17, 1996. On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company under the laws of the states of New York and Delaware, respectively. First Golden received policy approvals on March 25, 1997 and December 23, 1997 in New York and Delaware, respectively. See Note 7 for further information regarding related party transactions.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement") among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation. Refer to Note 5 for additional information regarding the merger.

For financial statement purposes, the merger was accounted for as a purchase effective October 25, 1997. The merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities. As a result, the Company's financial statements for the period subsequent to October 24, 1997 are presented on the Post-Merger new basis of accounting, and financial statements for October 24, 1997 and prior periods are presented on the Pre-Merger historical cost basis of accounting.

INVESTMENTS: The Company accounts for its investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fixed maturity securities to be designated as either "available for sale," "held for investment" or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity after adjustment for related changes in deferred policy acquisition costs ("DPAC"), present value of in force acquired ("PVIF"), policy reserves and deferred income taxes. At December 31, 1997 and 1996, all of the Company's fixed maturity securities are designated as available for sale although the Company is not precluded from designating fixed maturity securities as held for investment or trading at some future date.

Securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the Company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

Short-term investments are reported at cost, adjusted for amortization of premiums and accrual of discounts.

FAIR VALUES: Estimated fair values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.

CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS: Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is "unlocked" when the Company revises its estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as "available for sale" under SFAS No. 115.

PRESENT VALUE OF IN FORCE ACQUIRED: As the result of the merger, a portion of the acquisition cost was allocated to the right to receive future cash flows from the existing insurance contracts. This allocated cost represents the PVIF which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate by the purchaser. Amortization of PVIF is charged to expense in proportion to expected gross profits. This amortization is "unlocked" when the Company revises its estimate of current or future gross profits to be realized from the insurance contracts acquired. PVIF is adjusted to reflect the pro forma impact of unrealized gains (losses) on available for sale fixed maturities. See Note 5 for additional information on PVIF resulting from the merger.

PROPERTY AND EQUIPMENT: Property and equipment include leasehold improvements and office furniture and equipment and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.

GOODWILL: Goodwill was established as a result of the merger discussed previously and is being amortized over 40 years on a straight-line basis. See Note 5 for additional information on the merger.

FUTURE POLICY BENEFITS: Future policy benefits for the fixed interest division of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 5.60% to 7.50% during 1997.

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

Variable separate account assets carried at fair value of the underlying investments generally represent Contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable annuity contracts invested in the separate account. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Statements of Income.

Product charges recorded by the Company from variable annuity products consist of charges applicable to each contract for mortality and expense risk, contract administration and surrender charges.

DEFERRED INCOME TAXES: Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as available for sale under SFAS No. 115. Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholder's equity. Deferred income tax expenses or credits reflected in the Company's Statements of Income are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

DIVIDEND RESTRICTIONS: Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intention to declare a dividend and the amount of the dividend has been filed not less than thirty days in advance of the proposed declaration. The superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing should the superintendent find that the financial condition of the Company does not warrant the distribution.

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and present value of in force acquired, (4) fair values of assets and liabilities recorded as a result of acquisition transactions, (5) asset valuation allowances, (6) deferred tax benefits (liabilities) and (7) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

RECLASSIFICATION: Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.

2.  BASIS OF FINANCIAL REPORTING
______________________________________________________________________________

The financial statements of the Company differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of the merger and is amortized and charged to expense; (3) future policy benefit reserves for the fixed interest divisions of the variable products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates; (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to deferred income taxes (if applicable), present value of in force acquired and deferred policy acquisition costs, credited/charged directly to stockholder's equity rather than valued at amortized cost; (6) the carrying value of fixed maturity securities is reduced to fair value by a charge to realized losses in the Statement of Income when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) revenues for variable annuity products consist of policy administration charges and surrender charges assessed rather than premiums received; and (10) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.










A reconciliation of net income and stockholder's equity as reported to regulatory authorities under statutory accounting principles to equivalent amounts reported under generally accepted accounting principles is as follows:

                                     POST-MERGER    PRE-MERGER    POST-MERGER
                                    __________________________________________
                                                               | Stockholder's
                                             Net Income        |    Equity
                                    ___________________________| _____________
                                         For the |     For the |
                                          period |      period |
                                     October 25, |  January 1, |
                                            1997 |        1997 |
                                         through |     through |
                                    December 31, | October 24, | December 31,
                                            1997 |        1997 |         1997
                                    _____________| ____________| _____________
                                                (Dollars in thousands)
                                                 |             |
As reported under statutory                      |             |
 accounting principles                     ($142)|        $581 |      $25,424
Asset valuation reserve                       -- |          -- |           54
Future policy benefits                       115 |        (179)|          (61)
Unrealized appreciation                          |             |
 (depreciation) of fixed                         |             |
 maturities at fair value                     -- |          -- |          151
Change in investment basis                       |             |
 as result of merger                          (1)|          -- |          357
Deferred policy acquisition costs            191 |         291 |          189
Present value of in force acquired            (3)|          -- |          126
Goodwill                                      (1)|          -- |           95
Deferred income taxes                        (98)|         (26)|         (247)
Other                                          2 |          (1)|            7
                                    _____________| ____________| _____________
As reported herein                           $63 |        $666 |      $26,095
                                    ==========================================




















3.  INVESTMENT OPERATIONS
______________________________________________________________________________

INVESTMENT RESULTS
Major categories of net investment income are summarized below:


                              POST-MERGER                   PRE-MERGER
                           _________________________________________________
                           For the period | For the period   For the period
                              October 25, |     January 1,     December 17,
                                     1997 |           1997             1996
                                  through |        through          through
                             December 31, |    October 24,     December 31,
                                     1997 |           1997             1996
                           _______________| ________________________________
                                            (Dollars in thousands)
                                          |
Fixed maturities                     $294 |         $1,449              $57
Short-term investments                 13 |             30                9
Other, net                             -- |              2               --
                           _______________| ________________________________
Gross investment income               307 |          1,481               66
Less investment expenses              (21)|            (32)              (1)
                           _______________| ________________________________
Net investment income                $286 |         $1,449              $65
                           =================================================


For the period October 25, 1997 through December 31, 1997 realized gains of $1,000 were recognized from the fixed maturities designated as available for sale. No other realized gains or losses were recognized during the year.

























The change in unrealized appreciation (depreciation) on fixed maturities designated as available for sale at fair value for the period October 25, 1997 through December 31, 1997, the period January 1, 1997 through October 24, 1997 and the period December 17, 1996 through December 31, 1996 were $151,000, $363,000 and ($153,000), respectively.

At December 31, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of the Company's fixed maturity securities, all of which are designated as available for sale, are as follows:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
                                     Cost       Gains      Losses       Value
                               _______________________________________________
                                             (Dollars in thousands)

December 31, 1997                                  POST-MERGER
______________________________________________________________________________
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities       $4,616          $9          --      $4,625
  Other                             3,033           4          --       3,037
Public utilities                    1,000          10          --       1,010
Investment grade corporate         16,324         160          --      16,484
Below investment grade
 corporate                          1,597          --        ($32)      1,565
                               _______________________________________________
Total                             $26,570        $183        ($32)    $26,721
                               ===============================================

December 31, 1996                                  PRE-MERGER
______________________________________________________________________________
U.S. government and
 governmental agencies
 and authorities:
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
                               ===============================================

At December 31, 1997, net unrealized investment gains on fixed maturities designated as available for sale totaled $151,000. This appreciation caused an increase to stockholder's equity of $96,000 at December 31, 1997 (net of deferred income taxes of $51,000 and adjustments of $1,000 and $3,000 to DPAC and PVIF, respectively). Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair values for these securities.


Amortized cost and estimated fair value of fixed maturity securities designated as available for sale, by contractual maturity, at December 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           POST-MERGER
                                                _____________________________
                                                                   Estimated
                                                   Amortized            Fair
December 31, 1997                                       Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due after one year through five years                 $1,631          $1,631
Due after five years through ten years                20,323          20,465
                                                _____________   _____________
                                                      21,954          22,096
Mortgage-backed securities                             4,616           4,625
                                                _____________   _____________
Total                                                $26,570         $26,721
                                                =============   =============

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio is as follows:

                                                 Gross      Gross   Proceeds
                                  Amortized   Realized   Realized       from
                                       Cost      Gains     Losses       Sale
_____________________________________________________________________________
                                              (Dollars in thousands)
For the period October 25, 1997
 through December 31, 1997:
Scheduled principal repayments,
 calls and tenders                     $555         $1         --       $556
                                  ===========================================
For the period January 1, 1997
 through October 24, 1997:
Scheduled principal repayments,
 calls and tenders                     $226         --         --       $226
                                  ===========================================

For the period December 17, 1996 through December 31, 1996, the Company did not have any sales, maturities or repayments of its fixed maturities portfolio. During the year ended December 31, 1997, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $269,000 as a result of scheduled principal repayments.

INVESTMENT VALUATION ANALYSIS: The Company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of fixed maturity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 1997 and 1996, no investments were identified as having an impairment other than temporary.

INVESTMENTS ON DEPOSIT: At December 31, 1997 and 1996, affidavits of deposits covering bonds with a par value of $400,000 were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 1997 and December 31, 1996. Fixed maturity investments included investments in basic industrials (31% in 1997, 33% in 1996), financial companies (23% in 1997, 25% in 1996), various government bonds and government or agency mortgage-backed securities (29% in 1997, 22% in 1996) and consumer products (10% in 1997 and 1996).

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceed ten percent of stockholder's equity at December 31, 1997.

4.  FAIR VALUES OF FINANCIAL INSTRUMENTS
______________________________________________________________________________

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a Company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires additional disclosures about derivative financial instruments. Most of the Company's investments, investment contracts and debt fall within the standards' definition of a financial instrument. Fair values for the Company's insurance contracts other than investment contracts are not required to be disclosed. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accounting, actuarial and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the information presented herein.

The Company closely monitors the composition and yield of its invested assets, the duration and interest credited on insurance liabilities and resulting interest spreads and timing of cash flows. These amounts are taken into consideration in the Company's overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under the insurance contracts. As discussed below, the Company has used discount rates in its determination of fair values for its liabilities which are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in its asset and liability portfolios are similar. This assumption, however, might not result in values consistent with those obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.

The following compares carrying values as shown for financial reporting purposes with estimated fair values:


December 31                               1997                     1996
_______________________________________________________________________________
(Dollars in thousands)                                |
                                            Estimated |              Estimated
                                 Carrying        Fair |   Carrying        Fair
                                    Value       Value |      Value       Value
                               _______________________| _______________________
                                                      |
ASSETS                                                |
 Fixed maturities, available                          |
  for sale                        $26,721     $26,721 |    $24,220     $24,220
 Short-term investments               799         799 |        350         350
 Cash and cash equivalents            621         621 |          5           5
 Separate account assets            4,878       4,878 |         --          --
                                                      |
LIABILITIES                                           |
 Annuity products                   2,506       2,340 |         --          --
 Separate account liabilities       4,878       4,569 |         --          --
                                                      |

The following methods and assumptions were used by the Company in estimating fair values.

FIXED MATURITIES: Estimated fair values of publicly traded securities are as reported by an independent pricing service. Estimated fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities.

SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS: Carrying values reported in the Company's historical cost basis balance sheet approximate estimated fair value for these instruments, due to their short-term nature.

SEPARATE ACCOUNT ASSETS: Separate account assets are based upon the quoted fair values of the individual securities in the separate account.

ANNUITY PRODUCTS: Estimated fair values of the Company's liabilities for future policy benefits for the fixed interest division of the variable products are based upon discounted cash flow calculations. Cash flows of future policy benefits are discounted using the market yield rate of the assets supporting these liabilities.

SEPARATE ACCOUNT LIABILITIES: Separate account liabilities are reported at full account value in the Company's historical cost balance sheet. Estimated fair values of separate account liabilities are based upon assumptions using an estimated long-term average market rate of return to discount future cash flows. The reduction in fair values for separate account liabilities reflect the present value of future revenue from product and surrender charges.




5.  MERGER
______________________________________________________________________________

TRANSACTION: On October 23, 1997, Equitable shareholders approved the Merger Agreement dated as of July 7, 1997, among Equitable, PFHI, and ING. On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement.
PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American and their wholly owned subsidiaries. Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt according to the Merger Agreement. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation. All costs of the merger, including expenses to terminate certain benefit plans, were paid by EIC.

ACCOUNTING TREATMENT: The merger has been accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at October 24, 1997. The purchase price was allocated to EIC and its subsidiaries. Goodwill was established for the excess of the merger cost over the fair value of the net assets and pushed down to EIC and its subsidiaries including Golden American and First Golden. The allocation of the purchase price to First Golden was approximately $25,936,000. The cost of the acquisition is preliminary as it relates to estimated expenses, and as a result the allocation to the Company may change. The amount of goodwill was $96,000 at the merger date and is being amortized over 40 years on a straight-line basis. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value.

PRESENT VALUE OF IN FORCE ACQUIRED: As part of the merger, a portion of the acquisition cost was allocated to the right to receive future cash flows from the insurance contracts existing with the Company at the date of merger.
This allocated cost represents the present value of in force acquired reflecting the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discount rate determined by ING.

















An analysis of the PVIF asset is as follows:

                                                   POST-MERGER
                                              ______________________
                                                     For the period
                                                   October 25, 1997
                                                            through
                                                  December 31, 1997
                                              ______________________
                                              (Dollars in thousands)
Beginning balance                                              $132
Imputed interest                                                  3
Amortization                                                     (6)
Adjustment for unrealized gains
 on available for sale securities                                (3)
                                              ______________________
Ending balance                                                 $126
                                              ======================

Interest is imputed on the unamortized balance of PVIF at a rate of 7.03% for the period October 25, 1997 through December 31, 1997. The amortization of PVIF, net of imputed interest, is charged to expense. PVIF is also adjusted for the unrealized gains (losses) on available for sale securities; such changes are included directly in stockholder's equity. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the PVIF as of December 31, 1997 is $19,000 in 1998, $18,000 in 1999, $17,000 in 2000, $15,000 in 2001 and $13,000 in 2002.
Actual amortization may vary based upon final purchase price allocations and changes in assumptions and experience.


























6.  INCOME TAXES
______________________________________________________________________________

The Company will file a consolidated federal income tax return with Golden American, also a life insurance company.

INCOME TAX EXPENSE
Income tax expense included in the financial statements is as follows:

                             POST-MERGER               PRE-MERGER
                           __________________________________________________
                           For the period | For the period    For the period
                              October 25, |     January 1,      December 17,
                                     1997 |           1997              1996
                                  through |        through           through
                             December 31, |    October 24,      December 31,
                                     1997 |           1997              1996
                           _______________| _________________________________
                                          (Dollars in thousands)
                                          |
Current                              ($64)|           $261               $23
Deferred                               98 |             26                --
                           _______________| _________________________________
                                      $34 |           $287               $23
                           ==================================================

The effective tax rate on income before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference is as follows:


                             POST-MERGER               PRE-MERGER
                           __________________________________________________
                           For the period | For the period    For the period
                              October 25, |     January 1,      December 17,
                                     1997 |           1997              1996
                                  through |        through           through
                             December 31, |    October 24,      December 31,
                                     1997 |           1997              1996
                           _______________| _________________________________
                                          (Dollars in thousands)
                                          |
Income before income taxes            $97 |           $953               $65
                           ===============| =================================
Income tax at federal                     |
 statutory rate                       $34 |           $334               $23
Tax effect (decrease) of:                 |
 Compensatory stock option                |
  and restricted stock                    |
  expense                              -- |            (35)               --
 Other items                           -- |            (12)               --
                           _______________| _________________________________
Income tax expense                    $34 |           $287               $23
                           ==================================================

DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1997 and 1996 is as follows:

                                              POST-MERGER         PRE-MERGER
                                            ___________________________________
December 31                                       1997       |       1996
____________________________________________________________ | ________________
                                                    (Dollars in thousands)
                                                             |
Deferred tax assets:                                         |
 Future policy benefits                                 $22  |              --
 Unrealized appreciation (depreciation)                      |
  of available for sale fixed maturity                       |
  securities                                             --  |             $54
                                            ________________ | ________________
                                                         22  |              54
Deferred tax liabilities:                                    |
 Unrealized appreciation (depreciation)                      |
  of available for sale fixed maturity                       |
  securities                                            (51) |              --
 Fixed maturity securities                             (134) |              --
 Deferred policy acquisition costs                      (39) |              --
 Present value of in force acquired                     (45) |              --
                                            ________________ | ________________
                                                       (269) |              --
                                            ________________ | ________________
Deferred income tax asset (liability)                 ($247) |             $54
                                            ===================================

7.  RELATED PARTY TRANSACTIONS
______________________________________________________________________________

On December 17, 1996, Golden American contributed $25,000,000 to First Golden, $2,000,000 in common stock (200,000 shares at $10 per share) and $23,000,000 of additional capital. All expenses related to the incorporation and licensing of First Golden were incurred by Golden American.

The Company has service agreements with Golden American, Equitable Investment Services, Inc. ("EISI") and Equitable Life Insurance Company of Iowa ("Equitable Life") in which Golden American, EISI and Equitable Life provide administrative and financial related services. For the period October 25, 1997 through December 31, 1997, First Golden incurred expenses of $8,000 and $13,000 under the agreement with Golden American and Equitable Life, respectively. General expenses of $16,000 and $16,000 were incurred by First Golden under these agreements for Golden American and Equitable Life, respectively, for the period January 1, 1997 through October 24, 1997. For the period October 25, 1997 through December 31, 1997 and the period January 1, 1997 through October 24, 1997, payments to EISI for investment advisory services were $11,000 and $51,000, respectively.

The Company has a service agreement with Directed Services, Inc. ("DSI", a wholly owned subsidiary of Equitable of Iowa Companies, Inc.) under which it will provide certain administrative services to DSI relating to customer accounts. First Golden paid commissions and overrides to DSI totaling $141,000 and $267,000, for the period October 25, 1997 through December 31, 1997, and the period January 1, 1997 through October 24, 1997, respectively.

The Golden American board of directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1997.

8.  COMMITMENTS AND CONTINGENCIES
______________________________________________________________________________

REINSURANCE: At December 31, 1997, First Golden had a reinsurance treaty with a reinsurer covering a significant portion of the mortality risks under its variable contracts with an unaffiliated reinsurer. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement. At December 31, 1997, the Company has a payable of $1,000 for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $1,000 for the period October 25, 1997 through December 31, 1997.

LITIGATION: The Company is not involved in any legal proceeding as of the date of this report.

LEASES: The Company has a lease for its home office space which expires December 31, 2001. The office space was not occupied until 1997. The Company also leases certain other equipment under an operating lease which expires in 1998. Rent expense for the year ended December 31, 1997 was $59,000. At December 31, 1997, minimum rental payments due under the operating leases are $78,000 in 1998, $76,000 in 1999, $76,000 in 2000 and
$76,000 in 2001.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 3 for further information). The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits. A significant portion of the Company's sales is generated by two broker/dealers. One of these distributors sold 59.4% of the Company's products in 1997.
This distributor has indicated that it may discontinue the sales relationship by the end of 1998. Substantial changes in tax laws would make these products less attractive to consumers, and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.

YEAR 2000 PROJECT (UNAUDITED): Based on a study of its computer software and hardware, First Golden's parent, Golden American, has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by the Year 2000, and Golden American has engaged external consultants to validate this assumption. The only system known to be affected by this issue is a system maintained by an affiliate who will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.
ITEMS 10 - 13.

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. (2)(c) of Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The following financial statements of First Golden American Life Insurance Company of New York are included in Item 8:

  Balance sheets - December 31, 1997 and 1996
  Statements of income - For the periods October 25, 1997 through
   December 31, 1997 and January 1, 1997 through October 24, 1997 and for the period December 17, 1996 (commencement of operations) through December 31, 1996
  Statements of stockholder's equity - For the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997 and for the period December 17, 1996 through December 31, 1996
  Statements of cash flows - For the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997 and for the period December 17, 1996 through December 31, 1996
  Notes to financial statements

The following financial statement schedules of First Golden American Life Insurance Company of New York are included in Item 14(d):

  Schedule I - Summary of investments - other than investments in related parties
  Schedule III - Supplementary insurance information

All other schedules required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

  Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1997.









ITEM 14(d).  Schedules

                                SCHEDULE I
                          SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                           (Dollars in thousands)


                                                                       Balance
                                                                         Sheet
December 31, 1997                           Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, available for sale:
 Bonds:
  United States government and govern-
   mental agencies and authorities          $7,649        $7,662        $7,662
  Public utilities                           1,000         1,010         1,010
  Investment grade corporate                16,324        16,484        16,484
  Below investment grade corporate           1,597         1,565         1,565
                                        _______________________________________
Total fixed maturities, available
 for sale                                   26,570        26,721        26,721

Short-term investments                         799                         799
                                        ___________                 ___________
Total investments                          $27,369                     $27,520
                                        ===========                 ===========

Note 1: Cost is defined as amortized cost for bonds and short-term investments adjusted for amortization of premiums and accrual of discounts.

























                               SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                           (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  B           C          D         E         F
________________________________________________________________________________
                                            Future
                                            Policy              Other
                                  De-    Benefits,             Policy
                               ferred      Losses,             Claims    Insur-
                               Policy       Claims      Un-       and      ance
                               Acqui-          and   earned     Bene-  Premiums
                               sition         Loss  Revenue      fits       and
Segment                         Costs     Expenses  Reserve   Payable   Charges
________________________________________________________________________________
                                          POST-MERGER
________________________________________________________________________________
Period October 25, 1997
 through December 31, 1997:

 Life insurance                  $189       $2,506       --        --        $8

                                          PRE-MERGER
________________________________________________________________________________
Period January 1, 1997
 through October 24, 1997:

 Life insurance                   N/A          N/A      N/A       N/A        $4

Period December 17, 1996
 through December 31, 1996:

 Life insurance                    --           --       --        --        --






















                               SCHEDULE III
                  SUPPLEMENTARY INSURANCE INFORMATION - CONTINUED
                           (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  G           H          I         J         K
________________________________________________________________________________

                                                    Amorti-
                                          Benefits   zation
                                           Claims,       of
                                            Losses  Deferred
                                  Net          and   Policy     Other
                              Invest-      Settle-   Acqui-    Opera-
                                 ment         ment   sition      ting  Premiums
Segment                        Income     Expenses    Costs  Expenses   Written
________________________________________________________________________________
                                          POST-MERGER
________________________________________________________________________________
Period October 25, 1997
 through December 31, 1997:

 Life insurance                  $286          $26      $13      $159        --

                                          PRE-MERGER
________________________________________________________________________________
Period January 1, 1997
 through October 24, 1997:

 Life insurance                $1,449          $48       $7      $445        --

Period December 17, 1996
 through December 31, 1996:

 Life insurance                   $65           --       --        --        --





















Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

DATE:  March 30, 1998                                 By /s/Terry L. Kendall
                                                      _______________________
                                                        Terry L. Kendall
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                             Title
_________________________       _________________________________


s/Terry L. Kendall              Chairman of the Board, President,
_________________________        Chief Executive Officer, and
Terry L. Kendall                 Director
(principal executive officer)


s/Mary Bea Wilkinson            Senior Vice President and
_________________________        Treasurer
Mary Bea Wilkinson
(principal financial officer)


s/Michellen A. Wildin           Assistant Vice President and
_________________________        Chief Accounting Officer
Michellen A. Wildin
(principal accounting officer)
                                                                March 30, 1998

s/Myles R. Tashman              Executive Vice President,
_________________________        General Counsel, Secretary and
Myles R. Tashman                 Director


s/Frederick S. Hubbell          Director
_________________________
Frederick S. Hubbell


s/Barnett Chernow               Executive Vice President and
_________________________        Director
Barnett Chernow


s/Andrew Kalinowski             Director
_________________________
Andrew Kalinowski


s/Carol V. Coleman              Director
_________________________
Carol V. Coleman

      Signatures                             Title
_________________________       _________________________________


s/Stephen J. Friedman           Director
_________________________
Stephen J. Friedman
                                                                March 30, 1998

s/Bernard Levitt                Director
_________________________
Bernard Levitt


s/Roger A. Martin               Director
_________________________
Roger A. Martin










































                                   INDEX

                   Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1997
           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

2    PLAN OF ACQUISITION
     (a) Agreement and Plan of Merger dated July 7, 1997, among Equitable, ING Groep N.V. and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11,
             1997)

3    ARTICLES OF INCORPORATION AND BY-LAWS
     (a) Articles of Incorporation of First Golden American Life Insurance Company of New York ("Registrant") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("the SEC") on or about March 18, 1997
             (File No. 333-16279))

     (b) By-laws of First Golden American Life Insurance Company of New York (incorporated by reference from Exhibit 3(ii) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

     (b) Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 filed with the SEC on or about March 18, 1997
             (File No. 333-16279))

10.  MATERIAL CONTRACTS
     (a) Services Agreement, dated November 8, 1996 between Directed Services, Inc. and First Golden American Life Insurance Company of New York (incorporated be reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
             (File no. 333-16279))

     (b) Administrative Services Agreement, dated November 8, 1996 between First Golden American Life Insurance Company of New York and Golden American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))


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

                   Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1997
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

     (d) Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
             (File No. 333-16279))

     (e) Form of Participation Agreement between: Depositor and the Travelers Series Fund, Inc.; Depositor and the Smith Barney Series Fund, Inc.; Depositor and the Smith Barney Concert Allocation Series, Inc. (incorporated by reference from Exhibit 10(e) to Amendment No. 1 to Registrant's Registration Statement on Form
             S-1 filed with the SEC on or about March 18, 1997
             (File No. 333-16279))


27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)