Form 10-Q
period 1998-03-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1998-05-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========
                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1998

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of May 8, 1998.

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


                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    First Golden American
                                                       Life Insurance Company
                                                       of New York

Condensed Statements of Income (Unaudited):

                                                POST-MERGER       PRE-MERGER
                                              _________________________________
                                               For the Three  | For the Three
                                                Months Ended  |  Months Ended
                                               March 31, 1998 | March 31, 1997
                                              ________________|________________
                                                    (Dollars in thousands)
                                                              |
REVENUES:                                                     |
 Annuity product charges                                  $23 |             --
 Net investment income                                    433 |           $422
                                              ________________|________________
                                                          456 |            422
                                                              |
INSURANCE BENEFITS AND EXPENSES:                              |
 Annuity benefits:                                            |
  Interest credited to account balances                    50 |             --
 Underwriting, acquisition and                                |
  insurance expenses:                                         |
  Commissions                                             178 |             --
  General expenses                                        264 |             54
  Insurance taxes                                          34 |             --
  Policy acquisition costs deferred                      (397)|             --
  Amortization:                                               |
   Deferred policy acquisition costs                       12 |             --
   Present value of in force acquired                       4 |             --
   Goodwill                                                 1 |             --
                                              ________________|________________
                                                          146 |             54
                                              ________________|________________
                                                          310 |            368
                                                              |
Income taxes                                              109 |            129
                                              ________________|________________
                                                              |
NET INCOME                                               $201 |           $239
                                              =================================










See accompanying notes.
Condensed Balance Sheets (Unaudited):

                                                        POST-MERGER
                                           ____________________________________
                                            March 31, 1998  | December 31, 1997
                                           _________________| _________________
                                                 (Dollars in thousands,
                                                 except per share data)
                                                            |
ASSETS                                                      |
                                                            |
Investments:                                                |
 Fixed maturities, available for sale,                      |
  at fair value (cost: 1998 - $26,486;                      |
  1997 - $26,570)                                   $26,629 |          $26,721
 Short-term investments                               1,698 |              799
                                           _________________| _________________
TOTAL INVESTMENTS                                    28,327 |           27,520
                                                            |
Cash and cash equivalents                             1,745 |              621
Accrued investment income                               456 |              376
Deferred policy acquisition costs                       572 |              189
Present value of in force acquired                      122 |              126
Current income taxes recoverable                         21 |               63
Property and equipment, less                                |
 allowances for depreciation of                             |
 $6 in 1998 and $3 in 1997                               54 |               57
Goodwill, less accumulated amortization                     |
 of $2 in 1998 and $1 in 1997                            94 |               95
Other assets                                             24 |                2
Separate account assets                               9,237 |            4,878
                                           _________________| _________________
  TOTAL ASSETS                                      $40,652 |          $33,927
                                           ====================================
























See accompanying notes.
Condensed Balance Sheets (Unaudited) (Continued):

                                                        POST-MERGER
                                           ____________________________________
                                            March 31, 1998  | December 31, 1997
                                           _________________| _________________
                                                 (Dollars in thousands,
                                                 except per share data)
                                                            |
LIABILITIES AND STOCKHOLDER'S EQUITY                        |
                                                            |
Policy liablities and accruals:                             |
 Future policy benefits:                                    |
  Annuity products                                   $3,725 |           $2,506
Deferred income tax liability                           310 |              247
Due to affiliates                                        52 |               61
Other liabilities                                     1,040 |              140
Separate account liabilities                          9,237 |            4,878
                                           _________________| _________________
  TOTAL LIABILITIES                                  14,364 |            7,832
                                                            |
Commitments and contingencies                               |
                                                            |
Stockholder's equity:                                       |
 Preferred stock, par value $5,000 per share,               |
  authorized 6,000 shares                                -- |               --
 Common stock, par value $10 per share,                     |
  authorized, issued and outstanding                        |
  200,000 shares                                      2,000 |            2,000
 Additional paid-in capital                          23,936 |           23,936
 Accumulated comprehensive income                        88 |               96
 Retained earnings                                      264 |               63
                                           _________________| _________________
  TOTAL STOCKHOLDER'S EQUITY                         26,288 |           26,095
                                           _________________| _________________
  TOTAL LIABILITIES AND STOCKHOLDER'S                       |
   EQUITY                                           $40,652 |          $33,927
                                           ====================================




















See accompanying notes.
Condensed Statements of Cash Flows (Unaudited):

                                               POST-MERGER       PRE-MERGER
                                             __________________________________
                                              For the Three  |  For the Three
                                               Months Ended  |  Months Ended
                                              March 31, 1998 | March 31, 1997
                                             ________________|_________________
                                                   (Dollars in thousands)
                                                             |
NET CASH PROVIDED BY OPERATING ACTIVITIES               $786 |            $321
                                                             |
INVESTING ACTIVITIES                                         |
 Sales of fixed maturities - available for                   |
  sale                                                    70 |              54
 Short-term investments - net                           (899)|            (335)
 Purchase of property and equipment                       -- |             (16)
                                             ________________|_________________
NET CASH USED IN INVESTING ACTIVITIES                   (829)|            (297)
                                                             |
FINANCING ACTIVITIES                                         |
 Receipts from investment contracts credited to              |
  policyholder account balances                        1,305 |              --
 Return of policyholder account balances on                  |
  investment contracts                                   (94)|              --
 Net reallocations to Separate Account                   (44)|              --
                                             ________________|_________________
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,167 |              --
                                             ________________|_________________
INCREASE IN CASH AND CASH EQUIVALENTS                  1,124 |              24
                                                             |
CASH AND CASH EQUIVALENTS AT BEGINNING                       |
 OF PERIOD                                               621 |               5
                                             ________________|_________________
                                                             |
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,745 |             $29
                                             ================|=================





















See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1997. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") pursuant to the terms of the Agreement and Plan of Merger among Equitable, PFHI and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.

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

FAIR VALUES: Estimated fair values of investment grade public bonds are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over the U.S. Treasury bonds based upon the expected average lives of the securities.

NOTE 2 -- COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sales securities (net of deferred income taxes, deferred policy acquisition costs and present value of in force acquired), which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $194,000 and $(138,000), respectively.


NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI") acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) of the variable insurance products issued by the Company which as of March 31, 1998 are sold primarily through three broker/dealer institutions. For the first quarter of 1998, the Company paid commissions and expenses to DSI totaling $307,000.

The Company has service agreements with Golden American Life Insurance Company ("Golden American") and Equitable Life Insurance Company of Iowa ("Equitable Life") in which Golden American and Equitable Life provide administrative and financial related services. For the first quarter of 1998, the Company incurred expenses of $40,000 and $14,000, respectively, from Equitable Life and Golden American under these agreements. For the first quarter of 1997, these expenses were $1,000.

The Company provides resources and services to Golden American and DSI. Revenues for these services which reduce general expenses incurred by the Company totaled $18,000 and $19,000 for Golden American and DSI, respectively, for the first quarter of 1998.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING-IM"), an affiliated company, in which ING-IM provides asset management and accounting services. Under the agreement the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the quarter ending March 31, 1998, the Company incurred fees of $14,000 under this agreement.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 1998, First Golden had a reinsurance treaty with a reinsurer covering a significant portion of the mortality risks under its variable contracts with an unaffiliated reinsurer. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement. At March 31, 1998, the Company has a payable of $1,000 for reinsurance premiums.

LITIGATION: The Company is not involved in any legal proceeding as of the date of this report.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits. Three broker/dealers generated 89% of the Company's sales in the first quarter of 1998. One of these distributors sold 65% of the Company's products in the first quarter of 1998. This distributor has indicated that it may discontinue the sales relationship by the end of 1998. Substantial changes in tax laws would make these products less attractive to consumers, and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.

YEAR 2000 PROJECT: Based on a study of its computer software and hardware, First Golden's parent, Golden American, has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000, and Golden American has engaged external consultants to validate this assumption. The only system known to be affected by this issue is a system maintained by an affiliate who will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.

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

First Golden American Life Insurance Company of New York ("First Golden", or the "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. First Golden's primary purpose is to offer insurance products in the states of New York and Delaware. On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company in New York and Delaware, respectively.

RESULTS OF OPERATIONS
_____________________

MERGER
On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc., ("PFHI") and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American and their wholly owned subsidiaries. Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt according to the Merger Agreement. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation.

For financial statement purposes, the change in control of the Company through the ING merger with EIC, was accounted for as a purchase effective October 25, 1997. This merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for the periods subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting, while the financial statements for October 24, 1997 and prior periods are presented on the Pre-Merger historical cost basis of accounting.

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

PREMIUMS
On March 25, 1997 and December 23, 1997, First Golden received policy approvals in New York and Delaware, respectively. The Company reported $5.2 million in variable annuity premiums during the first three months of 1998.

Premiums, net of reinsurance, for variable products from three significant broker/dealers for the three months ended March 31, 1998, totaled $4.6 million, or 89% of premiums. One of these distributors sold 65% of the Company's products during this period. This distributor has indicated that it may discontinue the sales relationship by the end of 1998.

REVENUES
During the first three months of 1998, product charges totaled $23,000. Net investment income was $433,000 for the first three months of 1998. This is an increase of 2.3% compared to net investment income of $422,000 for the first three months of 1997.

EXPENSES
The Company reported total insurance benefits and expenses of $146,000 during the first three months of 1998. Interest credited to annuity benefits totaled $50,000 during this period. Commissions, general expenses and insurance taxes were $178,000, $264,000 and $34,000, respectively, for the first three months of 1998. Amortization of goodwill totaled $1,000 for the quarter ending March 31, 1998. Goodwill is being amortized on a straight-line basis over 40 years.

The Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing present value of in force acquired ("PVIF") was established for policies in force at the merger date. First Golden deferred $397,000 of expenses associated with the sale of variable annuity contracts for the quarter ending March 31, 1998. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $12,000 for the quarter ending March 31, 1998. The amortization of PVIF for the period was $4,000. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization is $14,000 for the remainder of 1998, $18,000 in 1999, $17,000 in 2000, $15,000 in 2001, $13,000 in 2002 and $10,000 in 2003.
Certain expense estimates inherent in the cost of the merger may change resulting in changes of the allocation of the purchase price. If changes occur, the impact could result in changes to PVIF and the related amortization and deferred taxes. Actual amortization may vary based upon final purchase price allocation and changes in assumptions and experience.

NET INCOME
Net income was $201,000 for the first quarter of 1998, a decrease of $38,000 or 16.0% from the first quarter of 1997.






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

The Company's total investment portfolio remained stable during the first quarter of 1998 compared to December 31, 1997. All of the Company's investments are carried at fair value in the Company's financial statements. The increase in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity securities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITY SECURITIES: At March 31, 1998, the Company had fixed maturities with an amortized cost of $26.5 million and an estimated fair value of $26.6 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities ($24.9 million or 94.0%), which include securities issued by the U.S. Government, agencies and corporations that are rated at least BBB- by Standard & Poor's Rating Services ("Standard & Poor's"), and below investment grade securities ($1.6 million or 6.0%), which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's.

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturity securities of $143,000 was comprised of gross appreciation of $149,000 and gross depreciation of $6,000. Net unrealized holding gains on these securities, net of adjustments to DPAC, PVIF and deferred income taxes, increased stockholder's equity by $88,000 at March 31, 1998.

At March 31, 1998, the amortized cost value of the Company's total investment in below investment grade securities was $1.6 million, or 6.0%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At March 31, 1998, the yield at amortized cost on the Company's below investment grade portfolio was 7.9% compared to 6.5% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.62 million, or 101.9% of amortized cost value, at March 31, 1998.

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

During the three months ended March 31, 1998, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $70,000 as a result of scheduled principal repayments.

At March 31, 1998, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.6% at March 31, 1998.

OTHER ASSETS
DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business subsequent to the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing PVIF was established for all policies in force at the merger date. PVIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. At March 31,1998, PVIF and DPAC were $122,000 and $572,000, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Amortization of goodwill during the first quarter of 1998 was approximately $1,000.

At March 31, 1998, the Company had $9.2 million of separate account assets compared to $4.9 million at December 31, 1997. The increase in separate account assets is due to growth in the sales of the Company's variable products and market appreciation.

At March 31, 1998, the Company had total assets of $40.7 million, an increase of 19.7% over total assets at December 31, 1997.

LIABILITIES
Future policy benefits increased $1.2 million in the first quarter of 1998 to $3.7 million. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At March 31, 1998, the Company had $9.2 million of separate account liabilities. This is an increase of 89.4% over separate account liabilities as of December 31, 1997, and is primarily related to increased sales of the Company's products and market appreciation.

Other liabilities increased $900,000 during the first quarter of 1998 primarily from an increase in outstanding checks.

The Company's total liabilities increased $6.5 million, or 83.4%, during the first three months of 1998 and totaled $14.4 million at March 31, 1998. The increase is primarily the result of an increase in future policy benefits, separate account liabilities and other liabilities. Liabilities will continue to show significant growth as the Company increases its variable annuity sales.

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

First Golden's principal office is located in New York, New York, where certain of the Company's records are maintained. The 2,568 square feet of office space is leased through 2001.

On December 17, 1996, Golden American made capital contributions to First Golden of $25.0 million. Of this amount, $2.0 million represented 200,000 shares of common stock with a par value of $10.00 per share. The remaining $23.0 million was contributed as additional paid-in capital. First Golden believes it will be able to fund the capital required for projected new business primarily with existing capital and future capital contributions from its Parent. First Golden expects to continue to receive capital contributions from Golden American if necessary.

The Golden American board of directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during 1997 or 1998.

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

SEGMENT INFORMATION
First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, three broker/dealers accounted for a significant portion of its sales volume in 1998. One of these distributors sold 65% of the Company's products in the first quarter of 1998. This distributor has indicated that it may discontinue the sales relationship by the end of 1998. All premiums are generated from consumers in the states of New York and Delaware.

REINSURANCE
At March 31, 1998, First Golden had a reinsurance treaty with a reinsurer covering a significant portion of the mortality risks under its variable contracts with an unaffiliated reinsurer. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement.

YEAR 2000 PROJECT
Based on a study of its computer software and hardware, First Golden's parent, Golden American, has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000, and Golden American has engaged external consultants to validate this assumption. The only system known to be affected by this issue is a system maintained by an affiliate who will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.





















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

5. Other factors affecting the performance of the Company, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Company's variable products.
































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



DATE: May 14, 1998     FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF
                       NEW YORK





                                        By/s/  Mary Bea Wilkinson
                                          _________________________________
                                        Mary Bea Wilkinson
                                        Senior Vice President and Treasurer
                                        (Principal Financial Officer)



                                        By/s/ Michellen A. Wildin
                                          _________________________________
                                        Michellen A. Wildin
                                        Assistant Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)






























                                  INDEX

                           Exhibits to Form 10-Q
                     Three Months ended March 31, 1998
           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

                           Exhibits to Form 10-Q
                     Three Months ended March 31, 1998
           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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