Form 10-Q
period 1998-06-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1998-08-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========
                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1998

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of August 7, 1998.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    First Golden American
                                                       Life Insurance Company
                                                       of New York

Condensed Statements of Income (Unaudited):

                                                POST-MERGER       PRE-MERGER
                                              _________________________________
                                               For the Three  | For the Three
                                                Months Ended  |  Months Ended
                                               June 30, 1998  | June 30, 1997
                                              ________________|________________
                                                    (Dollars in thousands)
                                                              |
Revenues:                                                     |
 Annuity product charges                                  $54 |             --
 Net investment income                                    434 |           $415
 Realized gains on investments                             24 |             --
                                              ________________|________________
                                                          512 |            415
                                                              |
Insurance benefits and expenses:                              |
 Annuity benefits:                                            |
  Interest credited to account balances                    78 |              4
 Underwriting, acquisition and                                |
  insurance expenses:                                         |
  Commissions                                             457 |             71
  General expenses                                        129 |            199
  Insurance taxes                                          60 |              9
  Policy acquisition costs deferred                      (556)|           (102)
  Amortization:                                               |
   Deferred policy acquisition costs                       14 |             14
   Present value of in force acquired                       4 |             --
   Goodwill                                                -- |             --
                                              ________________|________________
                                                          186 |            195
                                              ________________|________________
                                                          326 |            220
                                                              |
Income taxes                                              114 |             77
                                              ________________|________________
                                                              |
Net income                                               $212 |           $143
                                              =================================









See accompanying notes.
Condensed Statements of Income (Unaudited):

                                                POST-MERGER       PRE-MERGER
                                              _________________________________
                                                For the Six   |  For the Six
                                                Months Ended  |  Months Ended
                                               June 30, 1998  | June 30, 1997
                                              ________________|________________
                                                    (Dollars in thousands)
                                                              |
Revenues:                                                     |
 Annuity product charges                                  $77 |             --
 Net investment income                                    867 |           $837
 Realized gains on investments                             24 |             --
                                              ________________|________________
                                                          968 |            837
                                                              |
Insurance benefits and expenses:                              |
 Annuity benefits:                                            |
  Interest credited to account balances                   128 |              4
 Underwriting, acquisition and                                |
  insurance expenses:                                         |
  Commissions                                             764 |             71
  General expenses                                        264 |            253
  Insurance taxes                                          94 |              9
  Policy acquisition costs deferred                      (953)|           (102)
  Amortization:                                               |
   Deferred policy acquisition costs                       26 |             14
   Present value of in force acquired                       8 |             --
   Goodwill                                                 1 |             --
                                              ________________|________________
                                                          332 |            249
                                              ________________|________________
                                                          636 |            588
                                                              |
Income taxes                                              223 |            206
                                              ________________|________________
                                                              |
Net income                                               $413 |           $382
                                              =================================


















See accompanying notes.
Condensed Balance Sheets (Unaudited):

                                                        POST-MERGER
                                           ____________________________________
                                             June 30, 1998  | December 31, 1997
                                           _________________| _________________
                                                  (Dollars in thousands,
                                                  except per share data)
                                                            |
ASSETS                                                      |
                                                            |
Investments:                                                |
 Fixed maturities, available for sale,                      |
  at fair value (cost: 1998 - $25,721;                      |
  1997 - $26,570)                                   $26,116 |          $26,721
 Short-term investments                                 115 |              799
                                           _________________| _________________
Total investments                                    26,231 |           27,520
                                                            |
Cash and cash equivalents                             4,129 |              621
Accrued investment income                               353 |              376
Deferred policy acquisition costs                     1,116 |              189
Present value of in force acquired                      120 |              126
Current income taxes recoverable                         -- |               63
Property and equipment, less                                |
 allowances for depreciation of                             |
 $10 in 1998 and $3 in 1997                              50 |               57
Goodwill, less accumulated amortization                     |
 of $2 in 1998 and $1 in 1997                            94 |               95
Other assets                                              4 |                2
Separate account assets                              15,741 |            4,878
                                           _________________| _________________
Total assets                                        $47,838 |          $33,927
                                           ====================================
























See accompanying notes.
Condensed Balance Sheets (Unaudited) (Continued):

                                                        POST-MERGER
                                           ____________________________________
                                             June 30, 1998  | December 31, 1997
                                           _________________| _________________
                                                  (Dollars in thousands,
                                                  except per share data)
                                                            |
LIABILITIES AND STOCKHOLDER'S EQUITY                        |
                                                            |
Policy liablities and accruals:                             |
 Future policy benefits:                                    |
  Annuity products                                   $4,723 |           $2,506
Current income taxes payable                             75 |               --
Deferred income tax liability                           417 |              247
Due to affiliates                                        54 |               61
Other liabilities                                       160 |              140
Separate account liabilities                         15,741 |            4,878
                                           _________________| _________________
                                                     21,170 |            7,832
                                                            |
Commitments and contingencies                               |
                                                            |
Stockholder's equity:                                       |
 Preferred stock, par value $5,000 per share,               |
  authorized 6,000 shares                                -- |               --
 Common stock, par value $10 per share,                     |
  authorized, issued and outstanding                        |
  200,000 shares                                      2,000 |            2,000
 Additional paid-in capital                          23,936 |           23,936
 Accumulated comprehensive income                       256 |               96
 Retained earnings                                      476 |               63
                                           _________________| _________________
Total stockholder's equity                           26,668 |           26,095
                                           _________________| _________________
Total liabilities and stockholder's equity          $47,838 |          $33,927
                                           ====================================




















See accompanying notes.
Condensed Statements of Cash Flows (Unaudited):

                                               POST-MERGER       PRE-MERGER
                                             __________________________________
                                               For the Six   |   For the Six
                                               Months Ended  |  Months Ended
                                              June 30, 1998  |  June 30, 1997
                                             ________________|_________________
                                                   (Dollars in thousands)
                                                             |
NET CASH PROVIDED BY (USED IN) OPERATING                     |
 ACTIVITIES                                            ($109)|            $251
                                                             |
INVESTING ACTIVITIES                                         |
Sales of fixed maturities - available for                    |
 sale                                                    836 |             119
Short-term investments - net                             684 |            (306)
Purchase of property and equipment                        -- |             (71)
                                             ________________|_________________
Net cash provided by (used in) investing                     |
 activities                                            1,520 |            (258)
                                                             |
FINANCING ACTIVITIES                                         |
Receipts from investment contracts credited                  |
 to policyholder account balances                      2,377 |           1,378
Return of policyholder account balances on                   |
 investment contracts                                   (110)|              --
Net reallocations to Separate Account                   (170)|              (3)
                                             ________________|_________________
Net cash provided by financing activities              2,097 |           1,375
                                             ________________|_________________
                                                             |
Increase in cash and cash equivalents                  3,508 |           1,368
Cash and cash equivalents at beginning                       |
 of period                                               621 |               5
                                             ________________|_________________
                                                             |
Cash and cash equivalents at end of period            $4,129 |          $1,373
                                             ================|=================
                                                             |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:            |
                                                             |
Cash paid during the period for income taxes              -- |            $283















See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1997. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

For financial statement purposes, the merger was accounted for as a purchase effective October 25, 1997. The merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for the period subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting, while the financial statements for October 24, 1997, and prior periods are presented on the Pre-Merger historical cost basis of accounting.

FAIR VALUES: Estimated fair values of investment grade public bonds are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over the U.S. Treasury bonds based upon the expected average lives of the securities.

NOTE 2 -- COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities (net of deferred income taxes, deferred policy acquisition costs and present value of in force acquired), which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Total comprehensive income for the second quarter of 1998 and 1997 amounted to $379,000 and $466,000, respectively. During the first six months of 1998 and 1997, total comprehensive income amounted to $573,000 and $328,000, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI") acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint the broker/dealers as agents. As of June 30, 1998, the Company's variable insurance products were sold primarily through two broker/dealer institutions. The Company paid commissions and expenses to DSI totaling $457,000 in the second quarter and $764,000 for the first six months of 1998. For the second quarter and first six months of 1997, the commissions and expenses were $71,000.

The Company has service agreements with Golden American Life Insurance Company ("Golden American") and Equitable Life Insurance Company of Iowa ("Equitable Life") in which Golden American and Equitable Life provide administrative and financial related services. For the second quarter of 1998, the Company incurred expenses of $42,000 and $17,000, respectively, from Equitable Life and Golden American under these agreements. The Company incurred expenses of $82,000 and $31,000, respectively, from Equitable Life and Golden American for the six months ended June 30, 1998.

The Company provides resources and services to Golden American and DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $18,000 and $19,000 for Golden American and DSI, respectively, for the second quarter of 1998. For the six months ended June 30, 1998, these revenues were $36,000 and $38,000 from Golden American and DSI, respectively.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING-IM"), an affiliated company, in which ING-IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the quarter ending June 30, 1998, the Company incurred fees of $14,000 under this agreement. The Company incurred fees of $28,000 under this agreement for the six months ending June 30, 1998.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 1998, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement. At June 30, 1998, the Company had a payable of $1,000 for reinsurance premiums. Included in the accompanying financial statements are net considerations to reinsurers of $1,000 in the second quarter, and $3,000 for the first six months of 1998.

LITIGATION: The Company is not currently involved in any legal proceeding as of the date of this report.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits. Two broker/dealers generated 84% of the Company's sales in the six months ending June 30, 1998. One of these distributors sold 70% of the Company's products in the six months ended June 30, 1998. This distributor has indicated that it may discontinue its sales relationship with the Company by the end of 1998. Substantial changes in tax laws would make these products less attractive to consumers, and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the Company's financial condition.

YEAR 2000 PROJECT: Based on a study of its computer software and hardware, First Golden's parent, Golden American, has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000, and Golden American has engaged external consultants to validate this assumption. The only system known to be affected by this issue is a system maintained by an affiliate that will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read in conjunction with the condensed financial statements, the related notes and the Cautionary Statement Regarding Forward-Looking Statements which appear elsewhere in this report.

First Golden American Life Insurance Company of New York ("First Golden" or the "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. First Golden's primary purpose is to offer insurance products in the states of New York and Delaware. On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company in New York and Delaware, respectively. First Golden began selling products in May of 1997.

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

For financial statement purposes, the change in control of the Company through the ING merger was accounted for as a purchase effective October 25, 1997. This merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at that date. As a result, the Company's financial statements for the periods subsequent to October 24, 1997, are presented on the Post-Merger new basis of accounting, while the financial statements for October 24, 1997, and prior periods are presented on the Pre-Merger historical cost basis of accounting.

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

PREMIUMS

On March 25, 1997 and December 23, 1997, First Golden received policy approvals in New York and Delaware, respectively. The Company reported $12.6 million in variable annuity premiums during the first six months of 1998 compared to $1.4 million for the first six months of 1997.

Premiums, net of reinsurance, for variable products from two significant broker/dealers for the six months ended June 30, 1998, totaled $10.7 million, or 84% of premiums. One of these distributors sold 70% of the Company's products during this period. This distributor has indicated that it may discontinue its sales relationship with the Company by the end of 1998.

REVENUES

During the first six months of 1998, product charges totaled $77,000. Net investment income was $867,000 for the first six months of 1998. This is an increase of 3.5% compared to net investment income of $837,000 for the first six months of 1997. The Company recognized a realized gain of $24,000 from the sale of investments during the first six months of 1998.

EXPENSES

The Company reported total insurance benefits and expenses of $332,000 during the first six months of 1998 and $249,000 for first six months of 1997. Interest credited to annuity benefits totaled $128,000 during this period, and $4,000 for the same period in 1997. Commissions, general expenses and insurance taxes were $764,000, $264,000 and $94,000, respectively, for the first six months of 1998. For the first six months of 1997, commissions, general expenses and insurance taxes were $71,000, $253,000 and $9,000, respectively.

The Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing present value of in force acquired ("PVIF") was established for policies in force as of the merger date. First Golden deferred $953,000 of expenses associated with the sale of variable annuity contracts for the six months ended June 30, 1998. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $26,000 for the six months ended June 30, 1998. The amortization of PVIF for the period was $8,000. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization is $10,000 for the remainder of 1998, $18,000 in 1999, $17,000 in 2000, $15,000 in 2001, $13,000 in 2002 and $10,000 in 2003.
Certain expense estimates inherent in the cost of the merger may change resulting in changes of the allocation of the purchase price. If changes occur, the impact could result in changes to PVIF and the related amortization and deferred taxes. Actual amortization may vary based upon final purchase price allocation and changes in assumptions and experience.

Amortization of goodwill totaled $1,000 for the six months ended June 30, 1998. Goodwill is being amortized on a straight-line basis over 40 years.

NET INCOME

Net income was $413,000 for the first six months of 1998, an increase of $31,000 or 8.1% from the same period in 1997.

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

First Golden purchases investments in accordance with investment guidelines that take into account investment quality, liquidity and diversification, and invests primarily in investment grade securities. All of First Golden's assets except for variable separate account assets are available to meet its obligations to the policyholders.

The Company's total investment portfolio remained stable during the first six months of 1998 compared to December 31, 1997. All of the Company's investments are carried at fair value in the Company's financial statements. The change in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity securities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITY SECURITIES: At June 30, 1998, the Company had fixed maturities with an amortized cost of $25.7 million and an estimated fair value of $26.1 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities ($22.9 million or 89.2%), which include securities issued by the U.S. Government, agencies and corporations that are rated at least BBB- by Standard & Poor's Rating Services ("Standard & Poor's"), and below investment grade securities ($1.1 million or 4.1%), which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's. Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners rating of 1 ($1.7 million or 6.7%).

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturity securities of $395,000 was comprised of gross appreciation of $400,000 and gross depreciation of $5,000. Net unrealized holding gains on these securities, net of adjustments to DPAC, PVIF and deferred income taxes, increased stockholder's equity by $256,000 at June 30, 1998.

At June 30, 1998, the amortized cost value of the Company's total investment in below investment grade securities was $1.05 million, or 3.5%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At June 30, 1998, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.5% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.04 million, or 99.5% of amortized cost value, at June 30, 1998.

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

During the six months ended June 30, 1998, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $271,000 as a result of scheduled principal repayments. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $24,000 in the first six months of 1998.

At June 30, 1998, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.6% at June 30, 1998.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business subsequent to the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing PVIF was established for all policies in force at the merger date. PVIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At June 30, 1998, PVIF and DPAC were $1.1 million and $120,000, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Amortization of goodwill through June 30, 1998, was approximately $1,000.

At June 30, 1998, the Company had $15.7 million of separate account assets compared to $4.9 million at December 31, 1997. The increase in separate account assets is due to growth in the sales of the Company's variable products and market appreciation.

At June 30, 1998, the Company had total assets of $47.8 million, an increase of 41.0% from December 31, 1997.

LIABILITIES

Future policy benefits increased $2.2 million in the first six months of 1998 to $4.7 million. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At June 30, 1998, the Company had $15.7 million of separate account liabilities. This is an increase of 222.1% over separate account liabilities as of December 31, 1997, and is primarily related to increased sales of the Company's products and market appreciation.

The Company's total liabilities increased $13.3 million, or 170.3%, during the first six months of 1998 and totaled $21.1 million at June 30, 1998. The increase is primarily the result of an increase in future policy benefits and separate account liabilities. Liabilities will continue to show significant growth as the Company increases its variable annuity sales throughout 1998.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The liquidity requirements of the Company are met by cash flow from investment income, premiums and maturities of fixed maturity investments. The Company primarily uses funds for the payment of annuity benefits, commissions, operating expenses and the purchase of new investments.

First Golden's principal office is located in New York, New York, where certain of the Company's records are maintained. The 2,568 square feet of office space is leased through 2001.

On December 17, 1996, Golden American made a capital contribution to First Golden of $25.0 million. Of this amount, $2.0 million represented 200,000 shares of common stock with a par value of $10.00 per share. The remaining $23.0 million was contributed as additional paid-in capital. First Golden believes it will be able to fund the capital required for projected new business primarily with existing capital and future capital contributions from its Parent. First Golden expects to continue to receive capital contributions from Golden American if necessary.

The Golden American board of directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during 1997 or 1998.

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

SEGMENT INFORMATION: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its sales volume in 1998. One of these distributors sold 70% of the Company's products in the first six months of 1998. This distributor has indicated that it may discontinue its sales relationship with the Company by the end of 1998. All premiums are generated from consumers in the states of New York and Delaware.

REINSURANCE: At June 30, 1998, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement.

YEAR 2000 PROJECT: Based on a study of its computer software and hardware, First Golden's parent, Golden American, has determined its exposure to the Year 2000 change of the century date issue. Management believes the Company's systems are or will be substantially compliant by Year 2000, and Golden American has engaged external consultants to validate this assumption. The only system known to be affected by this issue is a system maintained by an affiliate that will incur the related costs to make the system compliant. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American will continue to contact significant customers, suppliers and other third parties. To the extent these third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.













CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value and liquidity of the Company's investments and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.

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

6. To the extent third parties would be unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.




























                       PART II.  OTHER INFORMATION

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



DATE: August 14, 1998         FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY
                              OF NEW YORK





                                        By/s/  Mary Bea Wilkinson
                                          ________________________________
                                        Mary Bea Wilkinson
                                        Senior Vice President and Treasurer
                                        (Principal Financial Officer)



                                        By/s/  Michellen A. Wildin
                                          ________________________________
                                        Michellen A. Wildin
                                        Assistant Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)






























                                   INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1998
           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

2    PLAN OF ACQUISITION
     (a) Agreement and Plan of Merger dated July 7, 1997, among Equitable of Iowa Companies ("Equitable"), ING Groep N.V. and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997)

3    ARTICLES OF INCORPORATION AND BY-LAWS
     (a) Articles of Incorporation of First Golden American Life Insurance Company of New York ("Registrant" or "First Golden") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("the SEC") on or about March 18, 1997 (File No. 333-16279))

     (b) By-laws of First Golden (incorporated by reference from Exhibit 3(ii) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
             (File No. 333-16279))

4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

     (b) Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to Amendment No. 1 to Registrant's Registration Statement on
             Form S-1 filed with the SEC on or about March 18, 1997
             (File No. 333-16279))

10   MATERIAL CONTRACTS
     (a) Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden (incorporated be reference from
             Exhibit 10(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

     (b) Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

     (c) Form of Administrative Services Agreement between First Golden and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))





                                   INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1998
           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

     (d) Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
             (File No. 333-16279))

     (e) Form of Participation Agreement between: First Golden and the Travelers Series Fund, Inc.; First Golden and the Smith Barney Series Fund Inc.; First Golden and the Smith Barney Concert Allocation Series Inc. (incorporated by reference from Exhibit 10(e) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
             (File No. 333-16279))

     (f) Form of Participation Agreement between First Golden and PIMCO Variable Trust (incorporated by reference from Exhibit 10(f) to Amendment No. 3 to Registrant's Registration Statement on
             Form S-1 filed with the SEC on or about April 30, 1998
             (File No. 333-16279))

     (g) Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment Management LLC

     (h) Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)