Form 10-Q
period 1998-09-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1998-11-12
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              =========
                              FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of November 6, 1998.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2)









                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    First Golden American
                                                       Life Insurance Company
                                                       of New York

Condensed Statements of Income (Unaudited):

                                           POST-MERGER         PRE-MERGER
                                       ______________________________________
                                          For the Three   |  For the Three
                                          Months Ended    |   Months Ended
                                       September 30, 1998 |September 30, 1997
                                       ___________________|__________________
                                               (Dollars in thousands)
                                                          |
Revenues:                                                 |
 Annuity product charges                              $79 |               $1
 Net investment income                                462 |              465
 Realized gains on investments                         -- |               --
                                       ___________________|__________________
                                                      541 |              466
                                                          |
Insurance benefits and expenses:                          |
 Annuity benefits:                                        |
  Interest credited to account balances                87 |               32
 Underwriting, acquisition and                            |
  insurance expenses:                                     |
  Commissions                                         367 |              108
  General expenses                                    228 |              106
  Insurance taxes                                     (31)|                2
  Policy acquisition costs deferred                  (500)|              (94)
  Amortization:                                           |
   Deferred policy acquisition costs                   34 |              (10)
   Present value of in force acquired                   2 |               --
   Goodwill                                             1 |               --
                                       ___________________|__________________
                                                      188 |              144
                                       ___________________|__________________
                                                      353 |              322
                                                          |
Income taxes                                          124 |              101
                                       ___________________|__________________
                                                          |
Net income                                           $229 |             $221
                                       ======================================







See accompanying notes.
Condensed Statements of Income (Unaudited):

                                             POST-MERGER         PRE-MERGER
                                         _______________________________________
                                            For the Nine    |   For the Nine
                                            Months Ended    |   Months Ended
                                         September 30, 1998 |September 30, 1997
                                         ___________________|___________________
                                                  (Dollars in thousands)
                                                            |
Revenues:                                                   |
 Annuity product charges                               $156 |                $1
 Net investment income                                1,329 |             1,302
 Realized gains on investments                           24 |                --
                                         ___________________|___________________
                                                      1,509 |             1,303
                                                            |
Insurance benefits and expenses:                            |
 Annuity benefits:                                          |
  Interest credited to account balances                 215 |                36
 Underwriting, acquisition and                              |
  insurance expenses:                                       |
  Commissions                                         1,131 |               179
  General expenses                                      492 |               359
  Insurance taxes                                        63 |                11
  Policy acquisition costs deferred                  (1,453)|              (196)
  Amortization:                                             |
   Deferred policy acquisition costs                     60 |                 4
   Present value of in force acquired                    10 |                --
   Goodwill                                               2 |                --
                                         ___________________|___________________
                                                        520 |               393
                                         ___________________|___________________
                                                        989 |               910
                                                            |
Income taxes                                            347 |               307
                                         ___________________|___________________
                                                            |
Net income                                             $642 |              $603
                                         =======================================
















See accompanying notes.
Condensed Balance Sheets (Unaudited):

                                                      POST-MERGER
                                        _______________________________________
                                        September 30, 1998 | December 31, 1997
                                        ___________________| __________________
                                                 (Dollars in thousands,
                                                 except per share data)
                                                           |
ASSETS                                                     |
                                                           |
Investments:                                               |
 Fixed maturities, available for sale,                     |
  at fair value (cost: 1998 - $25,455;                     |
  1997 - $26,570)                                  $26,477 |           $26,721
 Short-term investments                              4,435 |               799
                                        ___________________| __________________
Total investments                                   30,912 |            27,520
                                                           |
Cash and cash equivalents                              958 |               621
Due from affiliates                                     12 |                --
Accrued investment income                              450 |               376
Deferred policy acquisition costs                    1,543 |               189
Present value of in force acquired                     103 |               126
Current income taxes recoverable                        13 |                63
Property and equipment, less                               |
 allowances for depreciation of                            |
 $13 in 1998 and $3 in 1997                             48 |                57
Goodwill, less accumulated amortization                    |
 of $3 in 1998 and $1 in 1997                           93 |                95
Other assets                                           191 |                 2
Separate account assets                             18,578 |             4,878
                                        ___________________| __________________
Total assets                                       $52,901 |           $33,927
                                        =======================================





















See accompanying notes.
Condensed Balance Sheets (Unaudited) (Continued):

                                                     POST-MERGER
                                        _______________________________________
                                        September 30, 1998 | December 31, 1997
                                        ___________________| __________________
                                                 (Dollars in thousands,
                                                 except per share data)
                                                           |
LIABILITIES AND STOCKHOLDER'S EQUITY                       |
                                                           |
Policy liablities and accruals:                            |
 Future policy benefits:                                   |
  Annuity products                                  $6,014 |            $2,506
Deferred income tax liability                          797 |               247
Due to affiliates                                       44 |                61
Other liabilities                                      199 |               140
Separate account liabilities                        18,578 |             4,878
                                        ___________________| __________________
                                                    25,632 |             7,832
                                                           |
Commitments and contingencies                              |
                                                           |
Stockholder's equity:                                      |
 Preferred stock, par value $5,000 per                     |
  share, authorized 6,000 shares                        -- |                --
 Common stock, par value $10 per share,                    |
  authorized, issued and outstanding                       |
  200,000 shares                                     2,000 |             2,000
 Additional paid-in capital                         23,936 |            23,936
 Accumulated comprehensive income                      628 |                96
 Retained earnings                                     705 |                63
                                        ___________________| __________________
Total stockholder's equity                          27,269 |            26,095
                                        ___________________| __________________
Total liabilities and stockholder's                        |
 equity                                            $52,901 |           $33,927
                                        =======================================


















See accompanying notes.
Condensed Statements of Cash Flows (Unaudited):

                                            POST-MERGER         PRE-MERGER
                                         _____________________________________
                                            For the Nine   |   For the Nine
                                            Months Ended   |   Months Ended
                                         September 30, 1998|September 30, 1997
                                         __________________|__________________
                                                 (Dollars in thousands)
                                                           |
NET CASH PROVIDED BY (USED IN) OPERATING                   |
 ACTIVITIES                                          ($413)|             $445
                                                           |
INVESTING ACTIVITIES                                       |
Sales of fixed maturities - available for                  |
 sale                                                1,084 |              201
Short-term investments - net                        (3,636)|             (558)
Purchase of property and equipment                      -- |              (60)
                                         __________________|__________________
Net cash used in investing activities               (2,552)|             (417)
                                                           |
FINANCING ACTIVITIES                                       |
Receipts from investment contracts credited                |
 to policyholder account balances                    3,935 |            2,071
Return of policyholder account balances on                 |
 investment contracts                                 (141)|              (10)
Net reallocations to Separate Account                 (492)|              (28)
                                         __________________|__________________
Net cash provided by financing activities            3,302 |            2,033
                                         __________________|__________________
                                                           |
Increase in cash and cash equivalents                  337 |            2,061
Cash and cash equivalents at beginning                     |
 of period                                             621 |                5
                                         __________________|__________________
                                                           |
Cash and cash equivalents at end of                        |
 period                                               $958 |           $2,066
                                         ==================|==================
                                                           |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:          |
                                                           |
Cash paid during the period for income                     |
 taxes                                                 $80 |             $283












See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1997. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

ORGANIZATION
On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") pursuant to the terms of an Agreement and Plan of Merger dated as of July 7, 1997, among Equitable, PFHI and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.

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

FAIR VALUES
Estimated fair values of investment grade public bonds are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over the U.S. Treasury bonds based upon the expected average lives of the securities.

STATUTORY
Net income for First Golden as determined in accordance with statutory accounting practices was $32,000 and $583,000 for the nine months ended September 30, 1998, and 1997, respectively. Total statutory capital and surplus was $25,383,000 at September 30, 1998, and $25,424,000 at December 31, 1997.

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

Total comprehensive income for the third quarter of 1998 and 1997 amounted to $601,000 and $551,000, respectively. During the first nine months of 1998 and 1997, total comprehensive income amounted to $1,174,000 and $879,000, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI") acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint the broker/dealers as agents. As of September 30, 1998, the Company's variable insurance products were sold primarily through three broker/dealer institutions. The Company paid commissions and expenses to DSI totaling $367,000 in the third quarter and $1,131,000 for the first nine months of 1998. For the third quarter and first nine months of 1997, the commissions and expenses were $108,000 and $179,000, respectively.

The Company has service agreements with Golden American Life Insurance Company ("Golden American" or the "Parent") and Equitable Life Insurance Company of Iowa ("Equitable Life") in which Golden American and Equitable Life provide administrative and financial related services. For the third quarter of 1998, the Company incurred expenses of $41,000 and $29,000, respectively, from Equitable Life and Golden American under these agreements. The Company incurred expenses of $123,000 and $60,000, respectively, from Equitable Life and Golden American for the nine months ended September 30, 1998.

The Company provides resources and services to Golden American and DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $17,000 and $19,000 from Golden American and DSI, respectively, for the third quarter of 1998. For the nine months ended September 30, 1998, these revenues were $53,000 and $57,000 from Golden American and DSI, respectively.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING-IM"), an affiliated company, in which ING-IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the quarter ending September 30, 1998, the Company incurred fees of $13,000 under this agreement. The Company incurred fees of $41,000 under this agreement for the nine months ended September 30, 1998.

The Company had premiums, net of reinsurance, for variable products for the nine months ended September 30, 1998, that totaled $83,000 from Locust Street Securities, Inc., an affiliate.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At September 30, 1998, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement. At September 30, 1998, the Company had a payable of $1,000 for reinsurance premiums. Included in the accompanying financial statements are net considerations to reinsurers of $3,000 in the third quarter, and $6,000 for the first nine months of 1998.

LITIGATION: The Company, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement payments have been made. The Company currently believes no pending or threatened lawsuits exist that are reasonably likely to have a material adverse impact on the Company.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers, and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could have a severe impact on the Company's financial condition. Three broker/dealers generated 93.5% of the Company's sales in the nine months ended September 30, 1998. One of these distributors sold 70.4% of the Company's products in the nine months ended September 30, 1998. This distributor has indicated that it intends to discontinue its sales relationship with the Company by the end of 1998.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998, and expiring July 31, 1999, with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Company's board of directors on September 29, 1998. The total amount the Company may have outstanding is $10 million. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation.

YEAR 2000 PROJECT: Based on a 1997 study of the Company's computer software and hardware, the Parent has determined the Company's exposure to the Year 2000 change of the century date issue. Some of the Company's computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs contain "time sensitive" software that may recognize "00" as the year 1900 rather than the year 2000, which could cause system failure or miscalculations resulting in disruptions to operations. These disruptions could include, but are not limited to, a temporary inability to record transactions.

The Parent has identified one system and other desktop software that will have date problems. All systems are maintained by the Parent and will be
upgraded in the fourth quarter of 1998.   To a lesser extent, the Company
depends on various non-information technology systems, such as telephone switches, which could also fail or misfunction as a result of the Year 2000.

The Parent has developed a plan to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and estimated completion dates:







                                        % Complete as of      Actual/Estimated
              Phases                    September 30, 1998    Completion Dates
______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps
 to be taken to address Year 2000
 systems issues                               100%                12/31/97
IMPLEMENTATION of steps to address Year
 2000 systems issues                         76-99%               12/31/98
IMPLEMENTATION of steps to address
 Year 2000 desktop software issues           76-99%               12/31/98
TESTING of systems                           26-50%               12/31/98
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with Company
 systems                                      1-25%               12/31/98
IMPLEMENTATION of tested software
 addressing Year 2000 systems issues         51-75%               12/31/98
CONTINGENCY PLAN                              1-25%               03/31/99

In addition, the Company's operations could be adversely affected if significant customers, suppliers and other third parties would be unable to transact business in the Year 2000 and thereafter. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Parent has identified and contacted these third parties who have assured the Parent that necessary steps are being taken to prepare for the Year 2000.

Management believes the Company's systems are or will be substantially compliant by Year 2000. The Parent will bear all systems upgrade costs to make the Company's system Year 2000 compliant. Management expects some of the Parent's internal resources to be utilized in early 1999 to finalize the contingency plan.

Despite the Parent's efforts to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. The Parent is currently developing a contingency plan to address any systems that may malfunction despite the testing being performed. The contingency plan, which is expected to be completed by March 31, 1999, will provide for the availability of staff, prioritize tasks and outline procedures to fix any malfunctioning systems.

The completion date of the Year 2000 project is based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and other uncertainties.




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

First Golden American Life Insurance Company of New York ("First Golden" or the "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. First Golden's primary purpose is to offer insurance products in the states of New York and Delaware. On January 2, 1997, and December 23, 1997, First Golden became licensed as a life insurance company in New York and Delaware, respectively. First Golden began selling products in May of 1997.

RESULTS OF OPERATIONS
_____________________

MERGER

On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved an Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, among Equitable, PFHI Holdings, Inc., ("PFHI") and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American and their wholly owned subsidiaries. Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt according to the Merger Agreement. As a result of the merger, Equitable was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation.

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

PREMIUMS

On March 25, 1997 and December 23, 1997, First Golden received policy approvals in New York and Delaware, respectively. The Company reported $18.8 million in variable annuity premiums during the first nine months of 1998 compared to $3.3 million for the first nine months of 1997.

Premiums, net of reinsurance, for variable products from three significant broker/dealers for the nine months ended September 30, 1998, totaled $17.6 million, or 93.5% of premiums. One of these distributors sold 70.4% of the Company's products during this period. This distributor has indicated that it intends to discontinue its sales relationship with the Company by the end of 1998.

REVENUES

During the first nine months of 1998 and 1997, product charges totaled $156,000 and $1,000, respectively. Net investment income was $1.33 million for the first nine months of 1998. This is an increase of 2.1% compared to net investment income of $1.30 million for the first nine months of 1997. The Company recognized a realized gain of $24,000 from the sale of investments during the first nine months of 1998.

EXPENSES

The Company reported total insurance benefits and expenses of $520,000 during the first nine months of 1998 and $393,000 for first nine months of 1997. Interest credited to annuity benefits totaled $215,000 during this period, and $36,000 for the same period in 1997. Commissions, general expenses and insurance taxes were $1.1 million, $492,000 and $63,000, respectively, for the first nine months of 1998. For the first nine months of 1997, commissions, general expenses and insurance taxes were $179,000, $359,000 and $11,000, respectively. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

At the merger date, the Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing present value of in force acquired ("PVIF") was established for policies in force at the merger date. First Golden deferred $1.5 million of expenses associated with the sale of variable annuity contracts for the nine months ended September 30, 1998. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $60,000 for the nine months ended September 30, 1998. Amortization of PVIF for the same period was $10,000. During the third quarter of 1998, PVIF was unlocked by $2,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization is $3,000 for the remainder of 1998, $13,000 in 1999, $13,000 in 2000, $13,000 in 2001, $12,000 in 2002 and $11,000 in 2003. Certain expense estimates inherent in the cost of the merger may change resulting in changes of the allocation of the purchase price. If changes occur, the impact could result in changes to PVIF and the related amortization and deferred taxes. Actual amortization may vary based upon final purchase price allocation and changes in assumptions and experience.

Amortization of goodwill totaled $2,000 for the nine months ended September 30, 1998. Goodwill is being amortized on a straight-line basis over 40 years.

NET INCOME

Net income was $642,000 for the first nine months of 1998, an increase of $39,000 or 6.5% from the same period in 1997.

FINANCIAL CONDITION
___________________

INVESTMENTS

First Golden's assets are invested in accordance with applicable laws. These laws govern the nature and the quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred or common stocks, real estate mortgages, real estate and certain other investments.

First Golden purchases investments in accordance with investment guidelines that take into account investment quality, liquidity and diversification, and invests primarily in investment grade securities. All of First Golden's assets except for variable separate account assets are available to meet its obligations to the policyholders.

The Company's total investment portfolio remained stable during the first nine months of 1998 compared to December 31, 1997. All of the Company's investments are carried at fair value in the Company's financial statements. The change in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity securities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITY SECURITIES: At September 30, 1998, the Company had fixed maturities with an amortized cost of $25.5 million and an estimated fair value of $26.5 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities ($22.7 million or 89.4%), which include securities issued by the U.S. Government, agencies and corporations that are rated at least BBB- by Standard & Poor's Rating Services ("Standard & Poor's"), and below investment grade securities ($1.1 million or 4.1%), which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's. Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners rating of 1 ($1.7 million or 6.5%).

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturity securities of $1.02 million was comprised of gross appreciation of $1.07 million and gross depreciation of $50,000. Net unrealized holding gains on these securities, net of adjustments to DPAC, PVIF and deferred income taxes, increased stockholder's equity by $628,000 at September 30, 1998.

At September 30, 1998, the amortized cost value of the Company's total investment in below investment grade securities was $1.1 million, or 3.4%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At September 30, 1998, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.5% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.0 million, or 95.4% of amortized cost value, at September 30, 1998.

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

During the nine months ended September 30, 1998, the amortized cost basis of the Company's fixed maturity portfolio was reduced by $520,000 as a result of scheduled principal repayments. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $24,000 in the first nine months of 1998.

At September 30, 1998, no fixed maturity securities were deemed to have impairments in value that are other than temporary. The Company's fixed maturity investment portfolio had a combined yield at amortized cost of 6.6% at September 30, 1998.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business subsequent to the merger. At the merger date, the Company's DPAC was eliminated and an asset of $132,000 representing PVIF was established for all policies in force at the merger date. PVIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At September 30, 1998, DPAC and PVIF were $1.5 million and $103,000, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Amortization of goodwill for the nine months ended September 30, 1998, was approximately $2,000.

Other assets at September 30, 1998 were $189,000 higher than at December 31, 1997. This increase is primarily due to an increased volume of cash received not applied to policies.

At September 30, 1998, the Company had $18.6 million of separate account assets compared to $4.9 million at December 31, 1997. The increase in separate account assets is due to growth in the sales of the Company's variable products, net of market depreciation.

At September 30, 1998, the Company had total assets of $52.9 million, an increase of 55.9% from December 31, 1997.

LIABILITIES

Future policy benefits increased $3.5 million in the first nine months of 1998 to $6.0 million due to premium growth in the Company's fixed account option of its variable products. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At September 30, 1998, the Company had $18.6 million of separate account liabilities. This is an increase of 280.9% over separate account liabilities as of December 31, 1997, and is primarily related to increased sales of the Company's variable products, net of market depreciation.

The Company's total liabilities increased $17.8 million, or 227.3%, during the first nine months of 1998 and totaled $25.6 million at September 30, 1998. The increase is primarily the result of an increase in future policy benefits and separate account liabilities. Liabilities will continue to show significant growth as the Company increases its variable annuity sales throughout 1998.

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

On December 17, 1996, Golden American made a capital contribution to First Golden of $25 million. Of this amount, $2 million represented 200,000 shares of common stock with a par value of $10.00 per share. The remaining $23 million was contributed as additional paid-in capital. First Golden believes it will be able to fund the capital required for projected new business primarily with existing capital and future capital contributions from its Parent. First Golden expects to continue to receive capital contributions from Golden American if necessary. It is ING's policy to ensure adequate capital and surplus is provided for the Company and, if necessary, additional funds will be contributed.

The Golden American board of directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during 1997 or 1998.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, three broker/dealers accounted for a significant portion of its sales volume in 1998. One of these distributors sold 70.4% of the Company's products in the first nine months of 1998. This distributor has indicated that it intends to discontinue its sales relationship with the Company by the end of 1998. All premiums are generated from consumers in the states of New York and Delaware.

REINSURANCE: At September 30, 1998, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998, and expiring July 31, 1999, with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Company's board of directors on September 29, 1998. The total amount the Company may have outstanding is $10 million. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation.

YEAR 2000 PROJECT: Based on a 1997 study of the Company's computer software and hardware, the Parent has determined the Company's exposure to the Year 2000 change of the century date issue. Some of the Company's computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs contain "time sensitive" software that may recognize "00" as the year 1900 rather than the year 2000, which could cause system failure or miscalculations resulting in disruptions to operations. These disruptions could include, but are not limited to, a temporary inability to record transactions.

The Parent has identified one system and other desktop software that will have date problems. All systems are maintained by the Parent and will be upgraded in the fourth quarter of 1998. To a lesser extent, the Company depends on various non-information technology systems, such as telephone switches, which could also fail or misfunction as a result of the Year 2000.

The Parent has developed a plan to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and estimated completion dates:

                                        % Complete as of      Actual/Estimated
              Phases                    September 30, 1998    Completion Dates
______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps
 to be taken to address Year 2000
 systems issues                               100%                12/31/97
IMPLEMENTATION of steps to address Year
 2000 systems issues                         76-99%               12/31/98
IMPLEMENTATION of steps to address
 Year 2000 desktop software issues           76-99%               12/31/98
TESTING of systems                           26-50%               12/31/98
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with Company
 systems                                      1-25%               12/31/98
IMPLEMENTATION of tested software
 addressing Year 2000 systems issues         51-75%               12/31/98
CONTINGENCY PLAN                              1-25%               03/31/99

In addition, the Company's operations could be adversely affected if significant customers, suppliers and other third parties would be unable to transact business in the Year 2000 and thereafter. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, the Parent has identified and contacted these third parties who have assured the Parent that necessary steps are being taken to prepare for the Year 2000.

Management believes the Company's systems are or will be substantially compliant by Year 2000. The Parent will bear all systems upgrade costs to make the Company's system Year 2000 compliant. Management expects some of the Parent's internal resources to be utilized in early 1999 to finalize the contingency plan.

Despite the Parent's efforts to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. The Parent is currently developing a contingency plan to address any systems that may malfunction despite the testing being performed. The contingency plan, which is expected to be completed by March 31, 1999, will provide for the availability of staff, prioritize tasks and outline procedures to fix any malfunctioning systems.

The completion date of the Year 2000 project is based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and other uncertainties.





CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors:

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



DATE:  November 11, 1998                 FIRST GOLDEN AMERICAN LIFE INSURANCE
                                         COMPANY OF NEW YORK





                                        By/s/  Mary Bea Wilkinson
                                        ___________________________________
                                        Mary Bea Wilkinson
                                        Senior Vice President and Treasurer
                                        (Principal Financial Officer)



                                        By/s/  Michellen A. Wildin
                                        ___________________________________
                                        Michellen A. Wildin
                                        Assistant Vice President and Chief
                                        Accounting Officer
                                        (Principal Accounting Officer)






























                                    INDEX

                            Exhibits to Form 10-Q
                    Nine Months ended September 30, 1998
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

2  PLAN OF ACQUISITION
   (a) Agreement and Plan of Merger dated July 7, 1997, among Equitable of Iowa Companies ("Equitable"), ING Groep N.V. and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997)

3  ARTICLES OF INCORPORATION AND BY-LAWS
   (a) Articles of Incorporation of First Golden American Life Insurance Company of New York ("Registrant" or "First Golden") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on or about March 18, 1997
        (File No. 333-16279))

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

10 MATERIAL CONTRACTS
   (a) Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

   (b) Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

   (c) Form of Administrative Services Agreement between First Golden and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No.333-16279))

   (d) Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))



                                    INDEX

                            Exhibits to Form 10-Q
                    Nine Months ended September 30, 1998
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK




   (e) Form of Participation Agreement between: First Golden and the Travelers Series Fund Inc.; First Golden and the Smith Barney Series Fund Inc.; First Golden and the Smith Barney Concert Allocation Series Inc. (incorporated by reference from Exhibit 10(e) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

   (f) Form of Participation Agreement between First Golden and PIMCO Variable Trust (incorporated by reference from Exhibit 10(f) to Amendment No. 3 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about April 30, 1998 (File No. 333-16279))

   (g) Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment Management LLC (incorporated by reference from
        Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))

   (h) Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

   (i) Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta

27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)