Form 10-K
period 1998-12-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1999-03-30
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998.

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

 TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        N/A
______________________________________________________________________________
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 25, 1999, 200,000 shares of Common Stock, $10 par value, are issued and outstanding.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS I (2).

DOCUMENTS INCORPORATED BY REFERENCE






PART I
ITEM 1. BUSINESS.

OVERVIEW

First Golden American Life Insurance Company of New York ("First Golden" or "Company") is a stock life insurance company organized under the laws of the State of New York. The Company was incorporated on May 24, 1996 and is a wholly owned life insurance subsidiary of Golden American Life Insurance Company ("Golden American"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"). EIC is an indirect wholly owned subsidiary of ING Groep N.V., a global financial services holding company based in The Netherlands.

First Golden was capitalized in December 1996. First Golden became licensed as a life insurance company under the laws of the State of New York on January 2, 1997 and the State of Delaware on December 23, 1997, and has since received regulatory product approvals to sell insurance products in these states. First Golden offers variable insurance products. See Note 8 of the financial statements for further information regarding related party transactions.

PRODUCTS

The Company offers variable annuity products designed to meet customer needs for tax-advantaged methods of saving for retirement and protection from unexpected death. The Company believes longer life expectancies, an aging population and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations in New York and Delaware.

Variable annuities are long-term savings vehicles in which contractowner premiums (purchase payments) are recorded and maintained in a fixed account or variable separate account. The variable separate account is established as a registered unit investment trust. At December 31, 1998, funds on deposit in the Company's variable annuity separate and fixed accounts totaled $26.7 million and $10.8 million, respectively. Variable annuities provide the Company with fee based revenues in the form of various charges and fees charged to the contractowner's account. Revenues include charges for mortality and expense risk, contract administration and surrender charges.

Marketing of the variable products in New York is primarily through broker/dealers.

BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable annuity competitive environment is intense and is dominated by a number of large variable product companies with strong distribution, name recognition and wholesaling capabilities. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable products remains strong for several reasons including: strong stock market performance over the last 4 years; relatively low interest rates; an aging U. S. population that is increasingly concerned about retirement and estate planning, as well as maintaining their standard of living in retirement; potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits.
REGULATION

The Company's operations are conducted in a highly regulated environment. The primary regulator of First Golden's insurance operations is the Superintendent of Insurance for the State of New York. The Company is also regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. See Item 7, Management's Discussion and Analysis of Results of Operations.

ITEM 2. PROPERTIES.

First Golden's business operations are performed in leased facilities located at 230 Park Avenue in New York, New York. Property and equipment primarily represent leasehold improvements, office furniture and equipment and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation.

ITEM 3. LEGAL PROCEEDINGS.

The Company, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement payments have been made. The Company believes that currently there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information called for by this item is omitted pursuant to General Instruction I (2) (c) of Form 10-K.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Registrant is a wholly owned subsidiary of Golden American Life Insurance Company. There is no public trading market for the Registrant's common stock.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $4 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intent to declare a dividend and the amount of the dividend has been filed at least thirty days in advance of the proposed declaration. If the Superintendent finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. First Golden did not pay common stock dividends during 1998 or 1997.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I (2) (a) of Form 10-K.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze First Golden American Life Insurance Company of New York's ("First Golden" or "Company") results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read jointly with the financial statements, related notes and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

RESULTS OF OPERATIONS
_____________________

MERGER

On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI Holdings, Inc. ("PFHI") and ING Groep N.V.
("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company ("Golden American" or "Parent") and their wholly owned subsidiaries. In addition, Equitable owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc. (subsequently dissolved), Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock and assumed approximately $400 million in debt. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation.

For financial statement purposes, the change in control of the Company through the ING merger was accounted for as a purchase effective October 25, 1997. This merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities at the merger date. As a result, the Company's financial statements for the periods after October 24, 1997 are presented on the Post-Merger new basis of accounting. The financial statements for October 24, 1997 and prior periods are presented on the Pre-Merger historical cost basis of accounting.

The purchase price was allocated to EIC and its subsidiaries with $25.9 million allocated to the Company. Goodwill of $1.4 billion was established for the excess of the merger cost over the fair value of the assets and liabilities of EIC with $96,000 attributed to the Company. Goodwill resulting from the merger is being amortized over 40 years on a straight-line basis. The carrying value will be reviewed periodically for any indication of impairment in value.

The following analysis combines the Post-Merger and Pre-Merger activity for 1997 in order to compare to the results of 1998.

PREMIUMS

First Golden received policy approvals in New York on March 25, 1997 and in Delaware on December 23, 1997. The Company reported variable annuity premiums of $29.2 million for the year ended December 31, 1998 and $7.3 million for the year ended December 31, 1997.

For the Company's variable contracts, premiums collected are not reported as revenues, but are reported as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Premiums, net of reinsurance, for variable products from three significant broker/dealers for the year ended December 31, 1998 totaled $27.5 million, or 94.4% of premiums ($6.9 million, or 94.5% from two significant broker/dealers for the year ended December 31, 1997). One of these distributors sold 62.1% of the Company's products in 1998 and 59.4% in 1997. This distributor has discontinued the sales relationship by the end of 1998. The sales made by this distributor are anticipated to be absorbed by other distribution channels during 1999. Based on this assumption, the discontinuance of this relationship is not anticipated to significantly impact the Company's sales in 1999.

REVENUES

Product charges from variable annuities totaled $239,000 in 1998 and $12,000 in 1997 due to a full year's worth of sales in 1998, compared to a partial year in 1997. Net investment income was $1.8 million for the year ended December 31, 1998. This was an increase of 6.3% compared to net investment income of $1.7 million for the year ended December 31, 1997. The Company recognized a realized gain of $24,000 from the sale of investments during the year ended December 31, 1998.

EXPENSES

The Company reported total insurance benefits and expenses of $830,000 for the year ended December 31, 1998 and $698,000 for the year ended December 31, 1997. Insurance benefits and expenses consisted of interest credited to account balances, commissions, general expenses, insurance taxes, amortization of deferred policy acquisition expenses, goodwill and value of purchased insurance in force, net of deferred policy acquisition costs. Interest credited to account balances was $376,000 and $74,000 for the years ended December 31, 1998 and December 31, 1997, respectively. Commissions, general expenses and insurance taxes were $1.8 million, $834,000 and $44,000, respectively, for the year ended December 31, 1998. For the year ended December 31, 1997, commissions, general expenses and insurance taxes were $408,000, $585,000 and $109,000, respectively. Expenses have increased in 1998 due to higher sales. Most costs incurred as the result of new sales have been deferred, thus having very little impact on earnings.

At the merger date, the Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing value of purchased insurance in force ("VPIF") was established for policies in force at the merger date. The Company deferred $2.3 million of expenses associated with the sale of variable annuity contracts for the year ended December 31, 1998. Expenses of $502,000 were deferred for the year ended December 31, 1997. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $76,000 for the year ended December 31, 1998 and $20,000 for the year ended December 31, 1997. The amortization of VPIF was $8,000 for the year ended December 31, 1998 and $3,000 for the period October 25, 1997 through December 31, 1997. In 1998, VPIF was adjusted to reduce amortization by $6,000 during 1998 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1998 is $10,000 in 1999, $12,000 in 2000, $13,000 in 2001,
$13,000 in 2002 and $12,000 in 2003. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill for the year ended December 31, 1998 was $2,000 and during the period from the merger date to December 31, 1997 totaled approximately $1,000. Goodwill is being amortized on a straight-line basis over 40 years.

INCOME

Net income for the year ended December 31, 1998 was $775,000. This was an increase of $46,000 from net income for the year ended December 31, 1997.

Comprehensive income for 1998 was $1,015,000, an increase of $320,000 from $695,000 for 1997.

FINANCIAL CONDITION
___________________

RATINGS

Currently, the Company's ratings are at A+ by A.M. Best Company, AAA by Duff & Phelps Credit Rating Company, AA+ by Standard & Poor's Rating Services and Aa2 by Moody's Investors Service.

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

All of the Company's investments are carried at fair value in the Company's financial statements. The increase in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturities as well as a growth in the cost basis of these securities. Growth in the cost basis of the Company's investment portfolio resulted from the investment of premiums from the sale of the fixed account option of the Company's variable insurance products. The Company manages the growth of its insurance operations in order to maintain adequate capital ratios.

FIXED MATURITIES: At December 31, 1998, the Company had fixed maturities with an amortized cost of $30.4 million and an estimated fair value of $31.0 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities which include securities issued by the U. S. government, agencies and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($18.1 million or 59.6%), that are rated BBB+ to BBB- by Standard & Poor's ($9.2 million or 30.1%) and below investment grade securities which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.4%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($2.1 million or 6.9%).

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturities of $563,000 was comprised of gross appreciation of $624,000 and gross depreciation of $61,000. Net unrealized holding gains on these securities, net of adjustments to VPIF, DPAC, and deferred income taxes of $336,000 was included in stockholder's equity at December 31, 1998.

At December 31, 1998, the amortized cost value of the Company's total investment in below investment grade securities was $1.0 million, or 3.4%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At December 31, 1998, the yield at amortized cost on the Company's below investment grade portfolio was 8.11% compared to 6.28% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.0 million, or 100% of amortized cost value, at December 31, 1998.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than are investment grade issuers. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines and diversification by company and by industry.

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

During the year ended December 31, 1998, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $1.1 million as a result of scheduled principal repayments. In total, net pre-tax gains from sales, calls and repayments of fixed maturity investments amounted to $24,000 in 1998.


At December 31, 1998, no fixed maturities were deemed to have impairments in value that are other than temporary. At December 31, 1998, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.37% at December 31, 1998.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring insurance business, principally commissions and other expenses related to the production of new business after the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At December 31, 1998, the Company had VPIF and DPAC balances of $117,000 and $2.3 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of December 31, 1998 was approximately $3,000.

At December 31, 1998, the Company had $26.7 million of separate account assets compared to $4.9 million at December 31, 1997. The increase in separate account assets resulted from market appreciation and growth in sales of the Company's variable products, net of redemptions.

At December 31, 1998, the Company had total assets of $66.0 million, an increase of 94.6% over total assets at December 31, 1997.

LIABILITIES

Future policy benefits increased $8.3 million during 1998 to $10.8 million due to premium growth in the Company's fixed account option of its variable products. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At December 31, 1998, the Company had $26.7 million of separate account liabilities. This is an increase of 447.7% over separate account liabilities as of December 31, 1997, and is primarily related to market appreciation and increased sales of the Company's variable products, net of redemptions.

Other liabilities increased $370,000 during 1998. The increase results primarily due to an increase in outstanding checks and accounts payable.

The Company's total liabilities increased $31.1 million, or 397.0%, during 1998 and totaled $38.9 million at December 31, 1998. The increase is primarily the result of an increase in future policy benefits and separate account liabilities.

The effects of inflation and changing prices on the Company's financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.





LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of its operating, investing and financing activities. The Company's principal sources of cash are variable annuity premiums and product charges, investment income and maturing investments. Primary uses of these funds are payments of commissions and operating expenses, interest, investment purchases, as well as withdrawals and surrenders.

Net cash used in operating activities was $307,000 in 1998 compared to net cash provided by operations of $551,000 in 1997. The negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the growth in the variable annuity products of the Company.

Net cash used in investing activities was $6.3 million during 1998 as compared to $2.4 million in 1997. This increase is primarily due to greater net purchases of fixed maturities resulting from an increase in funds available from net fixed account deposits. Net purchases of fixed maturities reached $3.9 million in 1998 versus $1.9 million in 1997.

Net cash provided by financing activities was $8.0 million during 1998 as compared to $2.4 million during the prior year. In 1998, net cash provided by financing activities was positively impacted by net fixed account deposits of $8.8 million compared to $2.5 million in 1997. This increase was partially offset by net reallocations to the Company's separate account, which increased to $872,000 from $58,000 during the prior year.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has established a $10.0 million revolving note facility with SunTrust Bank. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1997 or 1998.

First Golden is required to maintain a minimum capital and surplus of not less than $4 million under the provisions of the insurance laws of the State of New York in which it became licensed to sell insurance products on January 2, 1997.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intent to declare a dividend and the amount of the dividend has been filed at least thirty days in advance of the proposed declaration. If the Superintendent finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing.
The management of First Golden does not anticipate paying any dividends to its Parent during 1999.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the Company has total adjusted capital which is significantly above all required capital levels.

First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, three broker/dealers accounted for a significant portion of its sales volume in 1998. One of these distributors sold 62.1% of the Company's products in 1998. This distributor has discontinued the sales relationship as of December 31, 1998. The Company is licensed to sell products in the states of New York and Delaware.

REINSURANCE: At December 31, 1998, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement.

YEAR 2000 READINESS DISCLOSURE: Based on and in conjunction with a 1997 study and an ongoing analysis of computer software and hardware, Golden American has assessed the Company's exposure to the Year 2000 change of the century date issue. Some of the Company's computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs contain "time sensitive" software that may recognize "00" as the year 1900 rather than the year 2000, which could cause system failure or miscalculations resulting in disruptions to operations. These disruptions could include, but are not limited to, a temporary inability to process transactions. To a lesser extent, the Company depends on various non-information technology systems, which could also fail or malfunction as a result of the Year 2000.






Golden American has developed a plan for the Company to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and estimated completion dates:



                                                        % Complete      Actual/
                                                             as of    Estimated
                                                         March 15,   Completion
                                                              1999        Dates
_______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps to be taken to
 address Year 2000 systems issues                             100%   12/31/1997
REMEDIATION of business critical systems to address
 Year 2000 issues                                             100%    2/28/1999
REMEDIATION of non-critical systems to address Year
 2000 issues                                                76-99%    6/01/1999
TESTING of business critical systems                          100%    3/05/1999
TESTING of non-critical systems and integrated testing
 of hardware and infrastructure                             25-50%    6/15/1999
POINT-TO-POINT TESTING of external interfaces with third
 party computer systems that communicate with Company
 systems                                                    50-75%    4/30/1999
IMPLEMENTATION of tested business critical software
 addressing Year 2000 systems issues                          100%    3/05/1999
IMPLEMENTATION of tested non-critical software
 addressing Year 2000 systems issues                        25-50%    6/30/1999
CONTINGENCY PLAN                                            76-99%    6/01/1999


The Company's operations could be adversely affected if significant customers, suppliers and other third parties, including underlying mutual funds, would be unable to transact business in the Year 2000 and thereafter as a result of the Year 2000 issue. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American has identified and contacted these third parties on behalf of the Company to obtain assurances that necessary steps are being taken to prepare for the Year 2000. Golden American will continue these communications and establish compliance checkpoints through the Year 2000 transition.

Management believes the Company's systems are or will be substantially compliant by Year 2000. Golden American will bear all systems upgrade costs to make the Company's system Year 2000 compliant. Management expects some of Golden American's resources to be utilized in early 1999 to complete system upgrades and finalize the contingency plan.

Despite Golden American's efforts on behalf of the Company to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. Golden American is currently developing a contingency plan for the Company to address any systems that may malfunction despite the testing being performed. The contingency plan is anticipated to be completed by June 1, 1999.

The Year 2000 project's progress is based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and other uncertainties.

It is the Company's intention to make every reasonable effort to achieve business continuity through appropriate planning, testing and establishing contingency scenarios; however, the Company does not make any representations because of many unknown factors beyond the control of the Company.

MARKET RISK AND RISK MANAGEMENT
_______________________________

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development and crediting rates determination. As part of its risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables include contractowner behavior and the variable separate account's performance.

Contractowners bear the majority of the investment risks related to the variable products. Therefore, the risks associated with the investments supporting the variable separate account are assumed by contractowners, not by the Company (subject to, among other things, certain minimum guarantees). The Company's products also provide certain minimum death benefits that depend on the performance of the variable separate account. Currently the majority of death benefit risks are reinsured, which protects the Company from adverse mortality experience and prolonged capital market decline.

A surrender, partial withdrawal, transfer or annuitization made prior to the end of a guarantee period from the fixed account may be subject to a market value adjustment. As the liabilities in the fixed account are subject to market value adjustment, the Company does not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is no material solvency risk to the Company. With respect to a 10% drop in equity values from year-end 1998 levels, variable separate account funds, which represent 71% of the in force, pass the risk in underlying fund performance to the contractowner (except for certain minimum guarantees that are mostly reinsured). With respect to interest rate movements up or down 100 basis points from year-end 1998 levels, the remaining 29% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.




CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
_________________________________________________________

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

5. Other factors that could affect the performance of the Company, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the Company's variable products.

6. To the extent third parties are unable to transact business in the Year 2000 and thereafter, the Company's operations could be adversely affected.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The matters set forth under the caption "Market Risk and Risk Management" in Management's Discussion and Analysis of Results of Operations (Item 7 of this report) are incorporated herein by reference.



















REPORT OF INDEPENDENT AUDITORS
______________________________________________________________________________


The Board of Directors and Stockholder
First Golden American Life Insurance Company of New York

We have audited the accompanying balance sheets of First Golden American Life Insurance Company of New York as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for the year ended December 31, 1998 and for periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, and December 17, 1996 (commencement of operations) through December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Golden American Life Insurance Company of New York at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the periods from October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997, and December 17, 1996 through December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   s/Ernst & Young LLP


Des Moines, Iowa
February 12, 1999
















ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                BALANCE SHEETS
                (Dollars in thousands, except per share data)

                                                        POST-MERGER
                                        ___________________  _________________
                                         December 31, 1998   December 31, 1997
                                        ___________________  _________________
ASSETS

Investments:
 Fixed maturities, available for sale,
  at fair value (cost: 1998 - $30,431;
  1997 - $26,570)                                  $30,994            $26,721
 Short-term investments                              3,231                799
                                        ___________________  _________________
Total investments                                   34,225             27,520

Cash and cash equivalents                            1,932                621

Due from affiliates                                     37                 --

Accrued investment income                              414                376

Deferred policy acquisition costs                    2,347                189

Value of purchased insurance in force                  117                126

Current income taxes recoverable                        89                 63

Property and equipment, less allowances
 for depreciation of $16 in 1998 and
 $3 in 1997                                             48                 57

Goodwill, less accumulated amortization
 of $3 in 1998 and $1 in 1997                           93                 95

Other assets                                            15                  2

Separate account assets                             26,717              4,878
                                        ___________________  _________________
Total assets                                       $66,034            $33,927
                                        ===================  =================












  See accompanying notes.
                        BALANCE SHEETS - CONTINUED
                (Dollars in thousands, except per share data)

                                                        POST-MERGER
                                        ___________________  _________________
                                         December 31, 1998   December 31, 1997
                                        ___________________  _________________
LIABILITIES AND STOCKHOLDER'S
 EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity products                                 $10,830             $2,506
Deferred income tax liability                          850                247
Due to affiliates                                       17                 61
Other liabilities                                      510                140
Separate account liabilities                        26,717              4,878
                                        ___________________  _________________
                                                    38,924              7,832

Commitments and contingencies

Stockholder's equity:
 Preferred stock, par value $5,000 per
  share, authorized 6,000 shares                        --                 --
 Common stock, par value $10 per share,
  authorized, issued and outstanding
  200,000 shares                                     2,000              2,000
 Additional paid-in capital                         23,936             23,936
 Accumulated other comprehensive income                336                 96
 Retained earnings                                     838                 63
                                        ___________________  _________________
Total stockholder's equity                          27,110             26,095
                                        ___________________  _________________
Total liabilities and stockholder's
 equity                                            $66,034            $33,927
                                        ===================  =================



















See accompanying notes.
                           STATEMENTS OF OPERATIONS
                            (Dollars in thousands)

                                        POST-MERGER
                              ______________  ______________
                                              For the period
                                                 October 25,
                                For the year            1997
                                       ended         through
                                December 31,    December 31,
                                        1998            1997
                              ______________  ______________

Revenues:
 Annuity product charges               $239              $8
 Net investment income                1,844             286
 Realized gains on investments           24               1
                              ______________  ______________
                                      2,107             295

Insurance benefits and expenses:
 Annuity benefits:
  Interest credited to
   account balances                     376              26
 Underwriting, acquisition and
  insurance expenses:
  Commissions                         1,754             141
  General expenses                      834             124
  Insurance taxes                        44              94
  Policy acquisition costs
   deferred                          (2,264)           (204)
  Amortization:
   Deferred policy acquisition
    costs                                76              13
   Value of purchased insurance
    in force                              8               3
   Goodwill                               2               1
                              ______________  ______________
                                        830             198
                              ______________  ______________

Income before income taxes            1,277              97

Income taxes                            502              34
                              ______________  ______________

Net income                             $775             $63
                              ==============  ==============








See accompanying notes.
                     STATEMENTS OF OPERATIONS - CONTINUED
                            (Dollars in thousands)

                                          PRE-MERGER
                              ______________  ______________
                              For the period  For the period
                                  January 1,    December 17,
                                        1997           1996*
                                     through         through
                                 October 24,    December 31,
                                        1997            1996
                              ______________  ______________

Revenues:
 Annuity product charges                 $4              --
 Net investment income                1,449             $65
 Realized gains on investments           --              --
                              ______________  ______________
                                      1,453              65

Insurance benefits and expenses:
 Annuity benefits:
  Interest credited to
   account balances                      48              --
 Underwriting, acquisition and
  insurance expenses:
  Commissions                           267              --
  General expenses                      461              --
  Insurance taxes                        15              --
  Policy acquisition costs
   deferred                            (298)             --
  Amortization:
   Deferred policy acquisition
    costs                                 7              --
   Value of purchased
    insurance in force                   --              --
   Goodwill                              --              --
                              ______________  ______________
                                        500              --
                              ______________  ______________

Income before income taxes              953              65

Income taxes                            287              23
                              ______________  ______________

Net income                             $666             $42
                              ==============  ==============







* Commencement of operations on December 17, 1996.
See accompanying notes.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                Accumulated
                                          Addi-      Other               Total
                                         tional Comprehen-              Stock-
                               Common   Paid-in sive Income Retained  holder's
                                Stock   Capital     (Loss)  Earnings    Equity
                              ________________________________________________
                                                PRE-MERGER
                              ________________________________________________
Capitalization of Company
 by issuance of common stock
 and contribution of
 paid-in capital*             $2,000   $23,000         --        --   $25,000
Comprehensive loss:
 Net income                       --        --         --       $42        42
 Change in net unrealized
  investment gains (losses)       --        --       ($99)       --       (99)
                                                                     _________
Comprehensive loss                                                        (57)
                              ________________________________________________
Balance at December 31, 1996   2,000    23,000        (99)       42    24,943
Comprehensive income:
 Net income                       --        --         --       666       666
 Change in net unrealized
  investment gains (losses)       --        --       (130)       --      (130)
                                                                     _________
Comprehensive income                                                      536
                              ________________________________________________
Balance at October 24, 1997   $2,000   $23,000      ($229)     $708   $25,479
                              ================================================
                                               POST-MERGER
                              ________________________________________________
Balance at October 25, 1997   $2,000   $23,936         --        --   $25,936
Comprehensive income:
 Net income                       --        --         --       $63        63
 Change in net unrealized
  investment gains (losses)       --        --        $96        --        96
                                                                     _________
Comprehensive income                                                      159
                              ________________________________________________
Balance at December 31, 1997   2,000    23,936         96        63    26,095
Comprehensive income:
 Net income                       --        --         --       775       775
 Change in net unrealized
  investment gains (losses)       --        --        240        --       240
                                                                     _________
Comprehensive income                                                    1,015
                              ________________________________________________
Balance at December 31, 1998  $2,000   $23,936       $336      $838   $27,110
                              ================================================


* Commencement of operations on December 17, 1996.
See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                POST-MERGER
                                        ____________  ____________
                                                           For the
                                                            period
                                                       October 25,
                                        For the year          1997
                                               ended       through
                                        December 31,  December 31,
                                                1998          1997
                                        ____________  ____________
OPERATING ACTIVITIES
Net income                                     $775           $63
Adjustments to reconcile net income to net
 cash provided by (used in) operations:
 Adjustments related to annuity products:
  Interest credited to account balances         376            26
  Charges for mortality and
   administration                               (11)           --
 Decrease (increase) in accrued
  investment income                             (38)           35
 Policy acquisition costs deferred           (2,264)         (204)
 Amortization of deferred policy
  acquisition costs                              76            13
 Amortization of value of purchased
  insurance in force                              8             3
 Net amortization of discount on
  short-term investments                         --            --
 Change in other assets, other liabilities
  and accrued income taxes                      248          (625)
 Provision for depreciation
  and amortization                               82            12
 Provision for deferred income taxes            465            98
 Realized gains on investments                  (24)           (1)
                                        ____________  ____________
Net cash provided by (used in)
 operating activities                          (307)         (580)

INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale        1,644           556
 Short-term investments - net                    --            --
                                        ____________  ____________
                                              1,644           556
Acquisition of investments:
 Fixed maturities - available for sale       (5,549)       (2,635)
 Short-term investments - net                (2,432)          (59)
                                        ____________  ____________
                                             (7,981)       (2,694)
Purchase of property and equipment               (4)           (2)
                                        ____________  ____________
Net cash used in investing activities        (6,341)       (2,140)

See accompanying notes.

                       STATEMENTS OF CASH FLOWS - CONTINUED
                           (Dollars in thousands)

                                                POST-MERGER
                                        ____________  ____________
                                                           For the
                                                            period
                                                       October 25,
                                        For the year          1997
                                               ended       through
                                        December 31,  December 31,
                                                1998          1997
                                        ____________  ____________
FINANCING ACTIVITIES
Capitalization of Company by issuance
 of common stock and contribution
 of paid-in capital                              --            --
Receipts from investment contracts
 credited to account balances                $9,009          $354
Return of account balances
 on investment contracts                       (178)           (8)
Net reallocations to Separate Account          (872)          (20)
                                        ____________  ____________
Net cash provided by financing
 activities                                   7,959           326
                                        ____________  ____________
Increase (decrease) in cash and
 cash equivalents                             1,311        (2,394)

Cash and cash equivalents at
 beginning of period                            621         3,015
                                        ____________  ____________
Cash and cash equivalents at end
 of period                                   $1,932          $621
                                        ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for
 income taxes                                   $99            --















See accompanying notes.

                       STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                  PRE-MERGER
                                        ____________  ____________
                                             For the       For the
                                              period        period
                                          January 1,  December 17,
                                                1997         1996*
                                             through       through
                                         October 24,  December 31,
                                                1997          1996
                                        ____________  ____________
OPERATING ACTIVITIES
Net income                                     $666           $42
Adjustments to reconcile net income to net
 cash provided by (used in) operations:
 Adjustments related to annuity products:
  Interest credited to account balances          48            --
  Charges for mortality and
   administration                                (1)           --
 Decrease (increase) in accrued
  investment income                             (73)          (58)
 Policy acquisition costs deferred             (298)           --
 Amortization of deferred policy
  acquisition costs                               7            --
 Amortization of value of purchased
  insurance in force                             --            --
 Net amortization of discount on
  short-term investments                         --            (7)
 Change in other assets, other liabilities
  and accrued income taxes                      739            24
 Provision for depreciation
  and amortization                               17            --
 Provision for deferred income taxes             26            --
 Realized gains on investments                   --            --
                                        ____________  ____________
Net cash provided by (used in)
 operating activities                         1,131             1

INVESTING ACTIVITIES
Sale, maturity or repayment of
 investments:
 Fixed maturities - available for sale          226            --
 Short-term investments - net                    --        25,255
                                        ____________  ____________
                                                226        25,255
Acquisition of investments:
 Fixed maturities - available for sale           --       (24,653)
 Short-term investments - net                  (390)      (25,598)
                                        ____________  ____________
                                               (390)      (50,251)
Purchase of property and equipment              (64)           --
                                        ____________  ____________
Net cash used in investing activities          (228)      (24,996)

* Commencement of operations on December 17, 1996.
See accompanying notes.
                      STATEMENTS OF CASH FLOWS - CONTINUED
                           (Dollars in thousands)

                                                  PRE-MERGER
                                        ____________  ____________
                                             For the       For the
                                              period        period
                                          January 1,  December 17,
                                                1997         1996*
                                             through       through
                                         October 24,  December 31,
                                                1997          1996
                                        ____________  ____________
FINANCING ACTIVITIES
Capitalization of Company by issuance
 of common stock and contribution
 of paid-in capital                              --       $25,000
Receipts from investment contracts
 credited to account balances                $2,160            --
Return of account balances
 on investment contracts                        (15)           --
Net reallocations to Separate Account           (38)           --
                                        ____________  ____________
Net cash provided by financing
 activities                                   2,107        25,000
                                        ____________  ____________
Increase (decrease) in cash and
 cash equivalents                             3,010             5

Cash and cash equivalents at
 beginning of period                              5            --
                                        ____________  ____________
Cash and cash equivalents at end
 of period                                   $3,015            $5
                                        ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for
 income taxes                                  $283            --













* Commencement of operations on December 17, 1996.
See accompanying notes.


                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES
______________________________________________________________________________

ORGANIZATION
First Golden American Life Insurance Company of New York ("First Golden" or "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. On December 17, 1996, Golden American provided capitalization in the amount of $25,000,000 to First Golden. First Golden commenced investment operations on December 17, 1996. On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company under the laws of the states of New York and Delaware, respectively. First Golden received policy approvals on March 25, 1997 and December 23, 1997 in New York and Delaware, respectively. The Company's products are marketed by broker/dealers, financial institutions and insurance agents. The Company's primary customers are consumers and corporations. See Note 8 for further information regarding related party transactions.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation. See
Note 6 for additional information regarding the merger.

For financial statement purposes, the ING merger was accounted for as a purchase effective October 25, 1997. The merger resulted in a new basis of accounting reflecting estimated fair values of assets and liabilities. As a result, the Company's financial statements for the periods after October 24, 1997 are presented on the Post-Merger new basis of accounting and financial statements for October 24, 1997 and prior periods are presented on the Pre-Merger historical cost basis of accounting.

INVESTMENTS
FIXED MATURITIES: The Company accounts for its investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment" or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC") and deferred income taxes. At December 31, 1998 and 1997, all of the Company's fixed maturities are designated as available for sale, although the Company is not precluded from designating fixed maturities as held for investment or trading at some future date.

Securities determined to have a decline in value that is other than temporary are written down to estimated fair value, which becomes the new cost basis by a charge to realized losses in the Company's Statements of Operations. Premiums and discounts are amortized/accrued utilizing a method which results in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

OTHER INVESTMENTS: Short-term investments are reported at cost, adjusted for amortization of premiums and accrual of discounts.

REALIZED GAINS AND LOSSES: Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.

FAIR VALUES: Estimated fair values, as reported herein, of conventional mortgage-backed securities not actively traded in a liquid market and publicly traded fixed maturities are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over
U. S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds.

CASH AND CASH EQUIVALENTS
For purposes of the Statements of Cash Flows, the Company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally first year commissions and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturity securities the Company has designated as "available for sale" under SFAS No. 115.

VALUE OF PURCHASED INSURANCE IN FORCE
As the result of the merger, a portion of the purchase price was allocated to the right to receive future cash flows from the existing insurance contracts. This allocated cost represents VPIF which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Amortization of VPIF is charged to expense in proportion to expected gross profits of the underlying business. This amortization is adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from the insurance contracts acquired. VPIF is adjusted to reflect the pro forma impact of unrealized gains and losses on available for sale fixed maturities. See Note 6 for additional information on VPIF resulting from the merger.

PROPERTY AND EQUIPMENT
Property and equipment primarily represent leasehold improvements and office furniture and equipment and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.


GOODWILL
Goodwill was established as a result of the merger and is being amortized over 40 years on a straight-line basis. See Note 6 for additional information on the merger.

FUTURE POLICY BENEFITS
Future policy benefits for the fixed interest division of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.95% to 7.10% during 1998 and 5.60% to 7.50% during 1997.

SEPARATE ACCOUNT
Assets and liabilities of the separate account reported in the accompanying Balance Sheets represent funds that are separately administered principally for variable annuity contracts. Contractowners, rather than the Company, bear the investment risk for the variable products. At the direction of the contractowners, the separate account invests the premiums from the sale of variable annuity products in shares of specified mutual funds. The assets and liabilities of the separate account are clearly identified and segregated from other assets and liabilities of the Company. The portion of the separate account assets equal to the reserves and other liabilities of variable annuity contracts cannot be charged with liabilities arising out of any other business the Company may conduct.

Variable separate account assets are carried at fair value of the underlying investments and generally represent contractowner investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable annuity contracts invested in the separate account; the fair value of these liabilities is equal to their carrying amount. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Statements of Operations.

Product charges recorded by the Company from variable annuity products consist of charges applicable to each contract for mortality and expense risk, contract administration and surrender charges.

DEFERRED INCOME TAXES
Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Company has designated as available for sale under SFAS No. 115. Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholder's equity. Deferred income tax expenses or credits reflected in the Company's Statements of Operations are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

DIVIDEND RESTRICTIONS
Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder unless a notice of its intention to declare a dividend and the amount of the dividend has been filed at least thirty days in advance of the proposed declaration. If the Superintendent finds the financial condition of the Company does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. SEGMENT REPORTING
As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company manages its business as one segment, the sale of variable products designed to meet customer needs for tax-advantaged methods of saving for retirement and protection from unexpected death. Variable products are sold to consumers and corporations throughout New York. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and value of purchased insurance in force, (4) fair values of assets and liabilities recorded as a result of the merger transaction, (5) asset valuation allowances, (6) deferred tax benefits (liabilities) and (7) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

RECLASSIFICATIONS
Certain amounts in the financial statements for the periods ended within the years ended December 31, 1997 and 1996 have been reclassified to conform to the December 31, 1998 financial statement presentation.

2. BASIS OF FINANCIAL REPORTING
______________________________________________________________________________

The financial statements of the Company differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of the merger and is amortized and charged to expense; (3) future policy benefit reserves for the fixed interest division of the variable products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates; (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to value of purchased insurance in force, deferred policy acquisition costs and deferred income taxes (if applicable), credited/charged directly to stockholder's equity rather than valued at amortized cost; (6) the carrying value of fixed maturities is reduced to fair value by a charge to realized losses in the Statements of Operations when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) revenues for variable annuity products consist of policy administration charges and surrender charges assessed rather than premiums received; and (10) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.







































A reconciliation of net income and stockholder's equity as reported to regulatory authorities under statutory accounting principles to equivalent amounts reported under generally accepted accounting principles is as follows:

                                               POST-MERGER      |  PRE-MERGER
                                     ___________________________| _____________
                                                                |
                                               Net Income       |  Net Income
                                     ___________________________| _____________
                                                         For the|       For the
                                                          period|        period
                                                     October 25,|    January 1,
                                      For the year          1997|         1997
                                             ended       through|       through
                                      December 31,  December 31,|   October 24,
                                              1998          1997|          1997
                                     _____________  ____________| _____________
                                                 (Dollars in thousands)
                                                                |
As reported under statutory                                     |
 accounting principles                      ($966)        ($142)|         $581
Interest maintenance reserve                   14             1 |           --
Asset valuation reserve                        --            -- |           --
Future policy benefits                         45           115 |         (179)
Nonadmitted assets                             --            -- |           --
Net unrealized appreciation of fixed                            |
 maturities at fair value                      --            -- |           --
Change in investment basis                                      |
 as result of merger                          (39)           (1)|           --
Deferred policy acquisition costs           2,188           191 |          291
Value of purchased insurance in force          (8)           (3)|           --
Goodwill                                       (2)           (1)|           --
Deferred income taxes                        (465)          (98)|          (26)
Other                                           8             1 |           (1)
                                     _____________  ____________| _____________
As reported herein                           $775           $63 |         $666
                                     ==========================================



















                                               POST-MERGER
                                     ___________________________

                                          Stockholder's Equity
                                     ___________________________
                                      December 31,  December 31,
                                              1998          1997
                                     _____________  ____________
                                         (Dollars in thousands)
As reported under statutory
 accounting principles                    $24,377       $25,424
Interest maintenance reserve                   15             1
Asset valuation reserve                        96            54
Future policy benefits                        (16)          (61)
Nonadmitted assets                             43             2
Net unrealized appreciation of fixed
 maturities at fair value                     563           151
Change in investment basis
 as result of merger                          318           357
Deferred policy acquisition costs           2,347           189
Value of purchased insurance in force         117           126
Goodwill                                       93            95
Deferred income taxes                        (850)         (247)
Other                                           7             4
                                     _____________  ____________
As reported herein                        $27,110       $26,095
                                     ===========================





























3. INVESTMENT OPERATIONS
______________________________________________________________________________

INVESTMENT RESULTS
Major categories of net investment income are summarized below:


                                POST-MERGER        |         PRE-MERGER
                        ___________________________|___________________________
                                            For the|      For the       For the
                                             period|       period        period
                                        October 25,|   January 1,  December 17,
                         For the year          1997|         1997          1996
                                ended       through|      through       through
                         December 31,  December 31,|  October 24,  December 31,
                                 1998          1997|         1997          1996
                        ___________________________|___________________________
                                           (Dollars in thousands)
                                                   |
Fixed maturities              $1,726          $294 |      $1,449           $57
Short-term investments           157            13 |          30             9
Other, net                        --            -- |           2            --
                        ___________________________|___________________________
Gross investment income        1,883           307 |       1,481            66
Less investment expenses         (39)          (21)|         (32)           (1)
                        ___________________________|___________________________
Net investment income         $1,844          $286 |      $1,449           $65
                        =======================================================






























The change in unrealized appreciation (depreciation) on fixed maturities designated as available for sale at fair value for the year ended
December 31, 1998, the period October 25, 1997 through December 31, 1997, the period January 1, 1997 through October 24, 1997 and the period December 17, 1996 through December 31, 1996 were $412,000, $(212,000), $516,000 and
($153,000), respectively.

At December 31, 1998 and December 31, 1997, amortized cost, gross unrealized gains and losses and estimated fair values of fixed maturities, all of which are designated as available for sale, are as follows:

                                                   POST-MERGER
                               _______________________________________________
                                                 Gross       Gross   Estimated
                                 Amortized  Unrealized  Unrealized        Fair
                                      Cost       Gains      Losses       Value
                               _______________________________________________
                                             (Dollars in thousands)

December 31, 1998
____________________________
U.S. government and
 governmental agencies
 and authorities                   $3,997        $118         ($3)     $4,112
Public utilities                    2,543          63          (4)      2,602
Corporate securities               20,351         426         (53)     20,724
Mortgage-backed securities          3,540          17          (1)      3,556
                               _______________________________________________
Total                             $30,431        $624        ($61)    $30,994
                               ===============================================

December 31, 1997
____________________________
U.S. government and
 governmental agencies
 and authorities                   $3,033          $4          --      $3,037
Public utilities                    1,000          10          --       1,010
Corporate securities               17,921         160        ($32)     18,049
Mortgage-backed securities          4,616           9          --       4,625
                               _______________________________________________
Total                             $26,570        $183        ($32)    $26,721
                               ===============================================













At December 31, 1998, net unrealized investment gains on fixed maturities designated as available for sale totaled $563,000. Appreciation of $336,000 was included in stockholder's equity at December 31, 1998 (net of an adjustment of $5,000 to VPIF, an adjustment of $32,000 to DPAC and deferred income taxes of $190,000). Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair values for these securities.

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 1998 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           POST-MERGER
                                                _____________________________
                                                                    Estimated
                                                    Amortized            Fair
December 31, 1998                                        Cost           Value
_____________________________________________________________________________
                                                    (Dollars in thousands)
Due after one year through five years                $11,659         $11,800
Due after five years through ten years                15,232          15,638
                                                _____________   _____________
                                                      26,891          27,438
Mortgage-backed securities                             3,540           3,556
                                                _____________   _____________
Total                                                $30,431         $30,994
                                                =============   =============



























An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio is as follows:

                                                  Gross      Gross   Proceeds
                                   Amortized   Realized   Realized       from
                                        Cost      Gains     Losses       Sale
_____________________________________________________________________________
                                              (Dollars in thousands)
POST-MERGER:
For the year ended December 31, 1998:
Scheduled principal repayments,
 calls and tenders                   $1,080         --         --     $1,080
Sales                                   540        $24         --        564
                                  ___________________________________________
Total                                $1,620        $24         --     $1,644
                                  ===========================================
For the period October 25, 1997
 through December 31, 1997:
Scheduled principal repayments,
 calls and tenders                     $555         $1         --       $556
                                  ===========================================
PRE-MERGER:
For the period January 1, 1997
 through October 24, 1997:
Scheduled principal repayments,
 calls and tenders                     $226         --         --       $226
                                  ===========================================


For the period December 17, 1996 through December 31, 1996, the Company did not have any sales, maturities or repayments of its fixed maturities portfolio.

For the periods October 25, 1997 through December 31, 1997 and January 1, 1997 and October 24, 1997, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $43,000 and $226,000, respectively, as a result of scheduled principal repayments.

INVESTMENT VALUATION ANALYSIS: The Company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of fixed maturities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 1998, 1997 and 1996, no investments were identified as having an impairment other than temporary.

INVESTMENTS ON DEPOSIT: At December 31, 1998 and 1997, affidavits of deposits covering bonds with a par value of $400,000 were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 1998 and December 31, 1997. Fixed maturities included investments in basic industrials (40% in 1998, 31% in 1997), financial companies (24% in 1998, 23% in 1997), various government bonds and government or agency mortgage-backed securities (13% in 1998, 29% in 1997), conventional mortgage-backed securities (11% in 1998) and consumer products (3% in 1998, 10% in 1997).

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceed ten percent of stockholder's equity at December 31, 1998.

4. COMPREHENSIVE INCOME
______________________________________________________________________________

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities (net of VPIF, DPAC and deferred income taxes) to be included in other comprehensive income. Prior to the adoption of SFAS No. 130 unrealized gains or losses were reported separately in stockholder's equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Other comprehensive income excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $16,000 in 1998. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $8,000 in 1998.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS
______________________________________________________________________________

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

The Company closely monitors the composition and yield of its invested assets, the duration and interest credited on insurance liabilities and resulting interest spreads and timing of cash flows. These amounts are taken into consideration in the Company's overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under insurance contracts. These assumptions may not result in values consistent with those obtained through an actuarial appraisal of the Company's business or values that might arise in a negotiated transaction.
The following compares carrying values as shown for financial reporting purposes with estimated fair values:


                                                  POST-MERGER
                               ________________________________________________
December 31                               1998                     1997
_______________________________________________________________________________
                                             Estimated                Estimated
                                  Carrying        Fair     Carrying        Fair
                                     Value       Value        Value       Value
                               _______________________  _______________________
                                              (Dollars in thousands)
ASSETS
 Fixed maturities, available
  for sale                        $30,994     $30,994      $26,721     $26,721
 Short-term investments             3,231       3,231          799         799
 Cash and cash equivalents          1,932       1,932          621         621
 Separate account assets           26,717      26,717        4,878       4,878

LIABILITIES
 Annuity products                  10,830      10,166        2,506       2,377
 Separate account liabilities      26,717      26,717        4,878       4,878


The following methods and assumptions were used by the Company in estimating fair values.

FIXED MATURITIES: Estimated fair values of conventional mortgage-backed securities not actively traded in a liquid market and publicly traded fixed maturities are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U. S. Treasury bonds based upon the expected average lives of the securities.

SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS: Carrying values reported in the Company's historical cost basis balance sheet approximate estimated fair value for these instruments due to their short-term nature.

SEPARATE ACCOUNT ASSETS: Separate account assets are reported at the quoted fair values of the individual securities in the separate account.

ANNUITY PRODUCTS: Estimated fair values of the Company's liabilities for future policy benefits for the fixed interest division of the variable products are stated at cash surrender value, the cost the Company would incur to extinguish the liability.

SEPARATE ACCOUNT LIABILITIES: Separate account liabilities are reported at full account value in the Company's historical cost balance sheet. Estimated fair values of separate account liabilities are equal to their carrying amount.






6. MERGER
______________________________________________________________________________

TRANSACTION: On October 23, 1997, Equitable's shareholders approved the Merger Agreement dated July 7, 1997 among Equitable, PFHI and ING. On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American and their wholly owned subsidiaries. In addition, Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc. (subsequently dissolved), Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock plus the assumption of approximately $400 million in debt. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation. All costs of the merger, including expenses to terminate certain benefit plans, were paid by EIC.

ACCOUNTING TREATMENT: The merger has been accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at October 24, 1997. The purchase price was allocated to EIC and its subsidiaries with $25,936,000 allocated to the Company. Goodwill was established for the excess of the merger cost over the fair value of the net assets and attributed to EIC and its subsidiaries including Golden American and First Golden. The amount of goodwill allocated to the Company relating to the merger was $96,000 at the merger date and is being amortized over 40 years on a straight-line basis. The carrying value of goodwill will be reviewed periodically for any indication of impairment in value.

VALUE OF PURCHASED INSURANCE IN FORCE: As part of the merger, a portion of the acquisition cost was allocated to the right to receive future cash flows from the insurance contracts existing with the Company at the merger date. This allocated cost represents VPIF reflecting the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discount rate determined by ING.


















An analysis of the VPIF asset is as follows:

                                                 POST-MERGER
                                  ______________________________________
                                                          For the period
                                                        October 25, 1997
                                  For the year ended             through
                                   December 31, 1998   December 31, 1997
                                  ______________________________________
                                            (Dollars in thousands)
Beginning balance                              $126                $132
                                  ______________________________________

Imputed interest                                  9                   3
Amortization                                    (23)                 (6)
Changes in assumptions of timing
 of gross profits                                 6                  --
                                  ______________________________________
Net amortization                                 (8)                 (3)
Adjustment for unrealized gains
 on available for sale securities                (1)                 (3)
                                  ______________________________________
Ending balance                                 $117                $126
                                  ======================================


Interest is imputed on the unamortized balance of VPIF at a rate of 7.06% for the year ended December 31, 1998 and 7.03% for the period October 25, 1997 through December 31, 1997. The amortization of VPIF, net of imputed interest, is charged to expense. VPIF is adjusted for the unrealized gains (losses) on available for sale securities; such changes are included directly in stockholder's equity. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1998 is $10,000 in 1999, $12,000 in 2000, $13,000 in 2001, $13,000 in 2002, and
$12,000 in 2003. Actual amortization may vary based upon changes in assumptions and experience.

7. INCOME TAXES
______________________________________________________________________________

The Company files a consolidated federal income tax return with Golden American, also a life insurance company.

At December 31, 1998, the Company has a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $935,000 which is available to offset future taxable income of the Company through the year 2018.








INCOME TAX EXPENSE
Income tax expense included in the financial statements is as follows:

                        POST-MERGER        |            PRE-MERGER
               ____________________________| ____________________________
                                    For the|       For the        For the
                                     period|        period         period
                                October 25,|    January 1,   December 17,
                For the year           1997|          1997           1996
                       ended        through|       through        through
                December 31,   December 31,|   October 24,   December 31,
                        1998           1997|          1997           1996
               ____________________________| ____________________________
                                    (Dollars in thousands)
                                           |
Current                 $37           ($64)|         $261            $23
Deferred                465             98 |           26             --
               ____________________________| ____________________________
                       $502            $34 |         $287            $23
               ==========================================================


The effective tax rate on income before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference is as follows:


                                  POST-MERGER      |           PRE-MERGER
                        ___________________________|___________________________
                                            For the|      For the       For the
                                             period|       period        period
                                        October 25,|   January 1,  December 17,
                         For the year          1997|         1997          1996
                                ended       through|      through       through
                         December 31,  December 31,|  October 24,  December 31,
                                 1998          1997|         1997          1996
                        ___________________________|___________________________
                                            (Dollars in thousands)
                                                   |
Income before income tax      $1,277           $97 |        $953           $65
                        ===========================|===========================
Income tax at federal                              |
 statutory rate                 $447           $34 |        $334           $23
Tax effect (decrease) of:                          |
 Compensatory stock option                         |
  and restricted stock                             |
  expense                         --            -- |         (35)           --
 Other items                      55            -- |         (12)           --
                        ___________________________|___________________________
Income tax expense              $502           $34 |        $287           $23
                        =======================================================



DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1998 and 1997 is as follows:

                                                         POST-MERGER
                                            ___________________________________
December 31                                       1998               1997
____________________________________________________________   ________________
                                                    (Dollars in thousands)
Deferred tax assets:
 Future policy benefits                                 $11                $22
 Net operating loss carryforwards                       327                 --
                                            ________________   ________________
                                                        338                 22
Deferred tax liabilities:
 Net unrealized appreciation of available for
  sale fixed maturities                                (184)               (51)
 Fixed maturities                                      (222)              (134)
 Deferred policy acquisition costs                     (714)               (39)
 Value of purchased insurance in force                  (41)               (45)
 Other                                                  (27)                --
                                            ________________   ________________
                                                     (1,188)              (269)
                                            ________________   ________________
Deferred income tax liability                         ($850)             ($247)
                                            ===================================

8. RELATED PARTY TRANSACTIONS
______________________________________________________________________________

Directed Services, Inc. ("DSI") acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. As of December 31, 1998, the Company's variable insurance products were sold primarily through three broker/dealer institutions. The Company paid commissions and expenses to DSI totaling $1,754,000 for the year ended December 31, 1998. For the period October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the commissions and expenses were $141,000 and $267,000, respectively.

The Company has service agreements with Golden American and Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. For the year ended December 31, 1998, the Company incurred expenses of $248,000 and $165,000, respectively, from Golden American and Equitable Life under these agreements. For the periods October 25, 1997 through December 31, 1997, expenses incurred were $8,000 and $13,000, respectively, from Golden American and Equitable Life. For the period January 1, 1997 through October 24, 1997, expenses incurred were $16,000 and $16,000, respectively, from Golden American and Equitable Life.


The Company provides resources and services to Golden American and DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $210,000 and $75,000 from Golden American and DSI, respectively, for the year ended December 31, 1998.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the year ended December 31, 1998, the Company incurred fees of $56,000 under this agreement.

Prior to 1998, the Company had a service agreement with Equitable Investment Services, Inc. ("EISI"), an affiliate, in which EISI provided investment management services. Payments for these services totaled $11,000 and $51,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively.

The Company had premiums, net of reinsurance, for variable products for the year ended December 31, 1998, that totaled $94,000 from Locust Street Securities, Inc. ("LSSI"), an affiliate. For the year ended December 31, 1997, the premiums, net of reinsurance, for variable products from LSSI totaled $13,000.

On December 17, 1996, Golden American contributed $25,000,000 to First Golden, $2,000,000 in common stock (200,000 shares at $10 per share) and $23,000,000 of additional paid-in capital. All expenses related to the incorporation and licensing of First Golden were incurred by Golden American.

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1998 or 1997.

9. COMMITMENTS AND CONTINGENCIES
______________________________________________________________________________

REINSURANCE: At December 31, 1998, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement. At December 31, 1998 and December 31, 1997, the Company has a payable of $1,000 for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $9,000 and $1,000 for the year ended December 31, 1998 and for the period October 25, 1997 through December 31, 1997, respectively.

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



VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 3 for further information). The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits. Substantial changes in tax laws would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed could cause a severe impact to the Company's financial condition. A significant portion of the Company's sales is generated by three broker/dealers. One of these distributors sold 62.1% of the Company's products in 1998. This distributor has discontinued the sales relationship as of December 31, 1998.

LEASES: The Company has a lease for its home office space which expires December 31, 2001. The Company also leases certain other equipment under operating leases which expire in 2000. Rent expense for the year ended December 31, 1998 and the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997 was $95,000, $25,000 and $34,000, respectively. At December 31, 1998, minimum rental payments due under the operating leases are $83,000 in 1999, $82,000 in 2000 and $76,000 in 2001.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998 and expiring July 31, 1999 with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At December 31, 1998, the Company did not have any borrowings under this agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEMS 10 - 13.

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I (2)(c) of Form 10-K.
















PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The following financial statements of First Golden American Life Insurance Company of New York are included in Item 8:


  Balance Sheets - December 31, 1998 and 1997
  Statements of Operations - For the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997 and December 17, 1996 (commencement of operations) through December 31, 1996
  Statements of Stockholder's Equity - For the year ended December 31,
   1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997 and December 17, 1996 through December 31, 1996
  Statements of Cash Flows - For the year ended December 31, 1998 and for the periods October 25, 1997 through December 31, 1997, January 1, 1997 through October 24, 1997 and December 17, 1996 through December 31, 1996
  Notes to Financial Statements

The following financial statement schedules of First Golden American Life Insurance Company of New York are included in Item 14(d):

  Schedule I - Summary of investments - other than investments in related parties
  Schedule III - Supplementary insurance information

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1998.



















ITEM 14(D). SCHEDULES.


                                SCHEDULE I
                          SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                           (Dollars in thousands)


                                                                        Balance
                                                                          Sheet
December 31, 1998                            Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, available for sale:
 Bonds:
  United States government and govern-
   mental agencies and authorities          $3,997        $4,112        $4,112
  Public utilities                           2,543         2,602         2,602
  Corporate securities                      20,351        20,724        20,724
  Mortgage-backed securities                 3,540         3,556         3,556
                                        _______________________________________
Total fixed maturities, available
 for sale                                   30,431        30,994        30,994

Short-term investments                       3,231                       3,231
                                        ___________                 ___________
Total investments                          $33,662                     $34,225
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
























                               SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                           (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  B           C          D         E         F
________________________________________________________________________________
                                             Future
                                             Policy              Other
                                   De-    Benefits,             Policy
                                ferred      Losses,             Claims    Insur-
                                Policy       Claims      Un-       and      ance
                                Acqui-          and   earned     Bene-  Premiums
                                sition         Loss  Revenue      fits       and
Segment                          Costs     Expenses  Reserve   Payable   Charges
________________________________________________________________________________
                                          POST-MERGER
________________________________________________________________________________
Year ended December 31, 1998:

 Life insurance                $2,347      $10,830       --        --      $239

Period October 25, 1997
 through December 31, 1997:

 Life insurance                  $189       $2,506       --        --        $8

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


















                                SCHEDULE III
                  SUPPLEMENTARY INSURANCE INFORMATION - CONTINUED
                           (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  G           H          I         J         K
________________________________________________________________________________

                                                     Amorti-
                                           Benefits   zation
                                            Claims,       of
                                             Losses Deferred
                                   Net          and   Policy     Other
                               Invest-      Settle-   Acqui-    Opera-
                                  ment         ment   sition      ting  Premiums
Segment                         Income     Expenses    Costs  Expenses   Written
________________________________________________________________________________
                                          POST-MERGER
________________________________________________________________________________
Year ended December 31, 1998:

 Life insurance                $1,844         $376      $76      $378        --

Period October 25, 1997
 through December 31, 1997:

 Life insurance                  $286          $26      $13      $159        --

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

           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
                                 (Registrant)

DATE:  March 29, 1999                                  By /s/ Barnett Chernow
                                                              _______________
                                                              Barnett Chernow
                                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
          Signatures                          Title
     _____________________     ___________________________________

     s/ Barnett Chernow        President and Director
     _____________________
     Barnett Chernow
     (principal executive officer)

     s/ Mary Bea Wilkinson     Senior Vice President and Treasurer
     _____________________
     Mary Bea Wilkinson
     (principal financial officer)

     s/Michellen A. Wildin     Assistant Vice President and
     _____________________     Chief Accounting Officer
     Michellen A. Wildin                                         March 29, 1999
     (principal accounting officer)

     s/R. Brock Armstrong      Chairman of the Board and Director
     _____________________
     R. Brock Armstrong

     s/Myles R. Tashman        Executive Vice President, General
     _____________________     Counsel, Secretary and Director
     Myles R. Tashman

     s/Carol V. Coleman        Director
     _____________________
     Carol V. Coleman

     s/Stephen J. Friedman     Director
     _____________________
     Stephen J. Friedman

                               Director
     _____________________
     Andrew J. Kalinowski

     s/Bernard Levitt          Director
     _____________________
     Bernard Levitt

     s/Roger A. Martin         Director
     _____________________
     Roger A. Martin
                                    INDEX

                 Exhibits to Annual Report on Form 10-K
                     Year ended December 31, 1998
         FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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



                                    INDEX

                 Exhibits to Annual Report on Form 10-K
                     Year ended December 31, 1998
         FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK




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

   (i) Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on November 12, 1998 (File No. 333-16279))

27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)