Form 10-Q
period 1999-03-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1999-05-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1999

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

               Commission file number      333-16279, 333-77385

           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
            (Exact name of registrant as specified in its charter)

New York                                                       13-3919096
(State or other jurisdiction of          (IRS employer identification no.)
incorporation or organization)

230 Park Avenue, Suite 966, New York, New York                 10169-0999
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code  (212) 973-9647
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of May 12, 1999.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2)








                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:    First Golden American
                                                       Life Insurance Company
                                                       of New York

Condensed Statements of Operations (Unaudited):

                                            For the Three      For the Three
                                            Months Ended        Months Ended
                                           March 31, 1999      March 31, 1998
                                         ______________________________________
                                                 (Dollars in thousands)
Revenues:
 Annuity product charges                               $112                $23
 Net investment income                                  535                433
 Other income                                            15                 --
                                         ______________________________________
                                                        662                456

Insurance benefits and expenses:
 Annuity benefits:
  Interest credited to account balances                 167                 50
 Underwriting, acquisition and
  insurance expenses:
  Commissions                                           199                307
  General expenses                                      168                135
  Insurance taxes                                        23                 34
  Policy acquisition costs deferred                    (321)              (397)
  Amortization:
   Deferred policy acquisition costs                     60                 12
   Value of purchased insurance in force                  1                  4
   Goodwill                                               1                  1
                                         ______________________________________
                                                        298                146
                                         ______________________________________
                                                        364                310

Income taxes                                            132                109
                                         ______________________________________

Net income                                             $232               $201
                                         ======================================










See accompanying notes.

Condensed Balance Sheets (Unaudited):

                                          March 31, 1999     December 31, 1998
                                        _______________________________________
                                                 (Dollars in thousands,
                                                 except per share data)
ASSETS
Investments:
 Fixed maturities, available for sale,
  at fair value (cost: 1999 - $29,787;
  1998 - $30,431)                                  $29,912             $30,994
 Short-term investments                              3,276               3,231
                                        _______________________________________
Total investments                                   33,188              34,225

Cash and cash equivalents                            1,651               1,932
Due from affiliates                                     46                  37
Accrued investment income                              518                 414
Deferred policy acquisition costs                    2,645               2,347
Value of purchased insurance in force                  120                 117
Current income taxes recoverable                        89                  89
Property and equipment, less
 allowances for depreciation of
 $20 in 1999 and $16 in 1998                            52                  48
Goodwill, less accumulated amortization
 of $4 in 1999 and $3 in 1998                           92                  93
Other assets                                            27                  15
Separate account assets                             30,968              26,717
                                        _______________________________________
Total assets                                       $69,396             $66,034
                                        =======================================























See accompanying notes.


Condensed Balance Sheets (Unaudited) (Continued):

                                          March 31, 1999     December 31, 1998
                                        _______________________________________
                                                 (Dollars in thousands,
                                                 except per share data)
LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
 Future policy benefits:
  Annuity products                                 $10,150             $10,830
Deferred income tax liability                          838                 850
Due to affiliates                                      122                  17
Other liabilities                                      226                 510
Separate account liabilities                        30,968              26,717
                                        _______________________________________
                                                    42,304              38,924

Commitments and contingencies

Stockholder's equity:
 Preferred stock, par value $5,000 per
  share, authorized 6,000 shares                        --                  --
 Common stock, par value $10 per share,
  authorized, issued and outstanding
  200,000 shares                                     2,000               2,000
 Additional paid-in capital                         23,936              23,936
 Accumulated other comprehensive income                 86                 336
 Retained earnings                                   1,070                 838
                                        _______________________________________
Total stockholder's equity                          27,092              27,110
                                        _______________________________________
Total liabilities and stockholder's
 equity                                            $69,396             $66,034
                                        =======================================




















See accompanying notes.


Condensed Statements of Cash Flows (Unaudited):

                                           For the Three      For the Three
                                            Months Ended       Months Ended
                                           March 31, 1999     March 31, 1998
                                         _____________________________________
                                                 (Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                            ($7)              $786

INVESTING ACTIVITIES
Sale, maturity or repayment of fixed
 maturities - available for sale                       626                 70
Short-term investments - net                           (45)              (899)
Purchase of property and equipment                      (8)                --
                                         _____________________________________
Net cash provided by (used in) investing
 activities                                            573               (829)

FINANCING ACTIVITIES
Receipts from investment contracts
 credited to account balances                           26              1,305
Return of account balances on
 investment contracts                                  (52)               (94)
Net reallocations to Separate Account                 (821)               (44)
                                         _____________________________________
Net cash provided by (used in) financing
 activities                                           (847)             1,167
                                         _____________________________________

Increase (decrease) in cash and cash
 equivalents                                          (281)             1,124
Cash and cash equivalents at beginning
 of period                                           1,932                621
                                         _____________________________________

Cash and cash equivalents at end of
 period                                             $1,651             $1,745
                                         =====================================













See accompanying notes.




NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This form is being filed with the reduced disclosure format specified in General Instruction H (1)(a) and (b) of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

ORGANIZATION
First Golden is a stock life insurance company organized under the laws of the State of New York and is a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC").

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.

FAIR VALUES
Estimated fair values of publicly traded fixed maturities for 1999 are as reported by an independent pricing service.

RECLASSIFICATIONS
Certain amounts in the March 31, 1998 and December 31, 1998 financial statements have been reclassified to conform to the March 31, 1999 financial statement presentation.

STATUTORY
Net income for First Golden as determined in accordance with statutory accounting practices was $206,000 and $20,000 for the three months ended March 31, 1999 and 1998, respectively. Total statutory capital and surplus was $24,553,000 at March 31, 1999 and $24,377,000 at December 31, 1998.

NOTE 2 -- COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities (net of adjustments for value of purchased insurance in force, deferred policy acquisition costs and deferred income taxes) to be included in other comprehensive income.

Total comprehensive income (loss) for the first quarter of 1999 and 1998 amounted to $(18,000) and $194,000, respectively. Other comprehensive income excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. There was no such amount excluded for the first quarters of 1999 and 1998.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint the broker/dealers as agents. As of March 31, 1999, the Company's variable insurance products were sold primarily through two broker/dealer institutions. The Company paid commissions and expenses to DSI totaling $199,000 and $307,000 in the first quarters of 1999 and 1998, respectively.

The Company has service agreements with Golden American and Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. For the first quarter of 1999 and 1998, the Company incurred expenses of $4,000 and $14,000, respectively, from Golden American under these agreements. The Company incurred expenses of $40,000 from Equitable Life for the three months ended March 31, 1999, unchanged from the same period in 1998.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the first quarters of 1999 and 1998, the Company incurred fees of $17,000 and $14,000, respectively, under this agreement.

The Company received premiums, net of reinsurance, for variable products for the three months ended March 31, 1999 that totaled $2,000 from Locust Street Securities, Inc., an affiliate.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement. At March 31, 1999 and 1998, the Company had a payable of $2,000 and $1,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $2,000 in the first quarter of 1999.

LITIGATION: The Company, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement payments have been made. The Company currently believes no pending or threatened lawsuits exist that are reasonably likely to have a material adverse impact on the Company. VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. The Company's asset growth, net investment income and cash flow are primarily generated from the sale of variable products and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed could have a severe impact to the Company's financial condition. Two broker/dealers generated 83% of the Company's sales in the three months ended March 31, 1999 (89% by three broker/dealers during the same period in 1998).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998 and expiring July 31, 1999, with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At March 31, 1999, the Company did not have any borrowings under this agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources has also been provided. This analysis should be read jointly with the condensed financial statements, the related notes and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

First Golden, a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. First Golden's primary purpose is to offer insurance products in the states of New York and Delaware. First Golden became licensed as a life insurance company in New York on January 2, 1997 and Delaware on December 23, 1997.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.

RESULTS OF OPERATIONS
_____________________

PREMIUMS

On March 25, 1997 and December 23, 1997, First Golden received policy approvals in New York and Delaware, respectively. The Company reported $3.3 million in variable annuity premiums during the first three months of 1999 compared to $5.2 million for the first three months of 1998. This decrease was due in part to the discontinuance of a sales relationship with a distributor that sold 62% of the Company's products during 1998. The sales made by this distributor are anticipated to be absorbed by other distributors during 1999.

For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.


Premiums, net of reinsurance, for variable products from two significant broker/dealers for the three months ended March 31, 1999 totaled $2.7 million, or 83% of total premiums ($4.6 million, or 89%, from three significant broker/dealers for the three months ended March 31, 1998).

REVENUES

During the first three months of 1999 and 1998, product charges totaled $112,000 and $23,000, respectively. This increase is due to higher account balances associated with the Company's fixed account option. Net investment income was $535,000 for the first three months of 1999. This is an increase of 23.8% compared to net investment income of $433,000 for the first three months of 1998 due to growth in invested assets.

EXPENSES

The Company reported total insurance benefits and expenses of $298,000 during the first three months of 1999 compared to $146,000 for first three months of 1998. Interest credited to account balances totaled $167,000 during this period and $50,000 for the same period in 1998. This increase is due to higher account balances associated with the Company's fixed account option.

Commissions decreased $108,000 in the first quarter of 1999 from $307,000 during the first quarter of 1998. Insurance taxes decreased $11,000 in the first quarter of 1999 from $34,000 during the first quarter of 1998. Changes in commissions and insurance taxes are generally related to changes in the level of variable product sales. General expenses were $168,000 and $135,000 for the first three months of 1999 and 1998, respectively. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

At the merger date, the Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing value of purchased insurance in force ("VPIF") was established for policies in force at the merger date. First Golden deferred $321,000 of expenses associated with the sale of variable annuity contracts for the three months ended March 31, 1999. Expenses of $397,000 were deferred for the three months ended March 31, 1998. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $60,000 for the three months ended March 31, 1999 and $12,000 for the three months ended March 31, 1998. The amortization of VPIF was $1,000 and $4,000 for the three months ended March 31, 1999 and 1998, respectively. During the first quarter of 1999, VPIF was adjusted to reduce amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of March 31, 1999 is $9,000 for the remainder of 1999, $11,000 in 2000,


$13,000 in 2001, $13,000 in 2002, $13,000 in 2003 and $11,000 in 2004.
Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill totaled $1,000 for the three months ended March 31, 1999, unchanged from the same period in 1998. Goodwill is being amortized on a straight-line basis over 40 years.

INCOME

Net income was $232,000 for the first three months of 1999, an increase of $31,000 or 15.5% from the same period in 1998.

Comprehensive loss for the first quarter of 1999 was $18,000, a decrease of $212,000 from comprehensive income of $194,000 during the first quarter of 1998.

FINANCIAL CONDITION
___________________

INVESTMENTS

The Company's total investment portfolio remained stable during the first three months of 1999 compared to December 31, 1998. All of the Company's investments are carried at fair value in the Company's financial statements. The change in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITIES: At March 31, 1999, the Company had fixed maturities with an amortized cost of $29.8 million and an estimated fair value of $29.9 million. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities which include securities issued by the U.S. government, agencies and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($17.5 million or 58.8%), that are rated BBB+ to BBB- by Standard & Poor's ($9.2 million or 30.8%) and below investment grade securities which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.5%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners rating of 1 ($2.1 million or 6.9%).

The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturities of $125,000 was comprised of gross appreciation of $275,000 and gross depreciation of $150,000. Net unrealized holding gains on these securities, net of adjustments for VPIF, DPAC and deferred income taxes of $86,000, was included in stockholder's equity at March 31, 1999.

Fixed maturities rated BBB may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.


At March 31, 1999, the amortized cost value of the Company's total investment in below investment grade securities was $1.05 million, or 3.5%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At March 31, 1999, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.3% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.06 million, or 100.9% of amortized cost value, at March 31, 1999.

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

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e., if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

During the three months ended March 31, 1999, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $626,000 as a result of scheduled principal repayments.

At March 31, 1999, no fixed maturities were deemed to have impairments in value that are other than temporary. At March 31, 1999, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.4% at March 31, 1999.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring insurance business, principally commissions and other expenses related to the production of new business after the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired business in a manner similar to DPAC amortization. Any expenses which vary with the sales of the Company's products are deferred and amortized. At March 31, 1999, the Company had VPIF and DPAC balances of $120,000 and $2.6 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of March 31, 1999 was approximately $4,000.


At March 31, 1999, the Company had $31.0 million of separate account assets compared to $26.7 million at December 31, 1998. The increase in separate account assets resulted from market appreciation, increased transfer activity and sales of the Company's variable products, net of redemptions.

At March 31, 1999, the Company had total assets of $69.4 million, an increase of 5.1% from December 31, 1998.

LIABILITIES

Future policy benefits decreased $680,000 in the first three months of 1999 to $10.2 million due mainly to net reallocations to the Company's separate account. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At March 31, 1999, the Company had $31.0 million of separate account liabilities. This is an increase of 15.9% over separate account liabilities as of December 31, 1998, and is primarily related to market appreciation, increased transfer activity and sales of the Company's variable products, net of redemptions.

The Company's total liabilities increased $3.4 million, or 8.7%, during the first three months of 1999 and totaled $42.3 million at March 31, 1999. The increase is primarily the result of an increase in separate account liabilities.

The effects of inflation and changing prices on the Company's financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

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

Net cash used in operating activities was $7,000 in the first quarter of 1999 compared to net cash provided by operations of $0.8 million in the same period of 1998. The negative operating cash flows result primarily from the funding of commissions and other deferrable expenses related to the growth in the variable annuity products of the Company.

Net cash provided by investing activities was $0.6 million during the first quarter of 1999 compared to net cash used in investing activities of $0.8 million in the same period of 1998. This increase is primarily due to greater redemptions of fixed maturities and decreased net purchases of short-term investments during the first quarter of 1999. Redemptions of fixed maturities reached $0.6 million in the first quarter of 1999 versus net purchases of $70,000 in the same period of 1998. Net purchases of short-term investments were $45,000 in the first quarter of 1999 versus $0.9 million in the first quarter of 1998.

Net cash used in financing activities was $0.8 million during the first quarter of 1999 compared to cash provided by financing activities of $1.2 million during the same period in the prior year. In the first quarter of 1999, net cash used in financing activities was impacted by net fixed account deposits of $(26,000) compared to $1.2 million in the first quarter of 1998. This decrease was also affected by net reallocations to the Company's separate account, which increased to $0.8 million from $44,000 during the same period in 1998.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has established a $10.0 million revolving note facility with SunTrust Bank, Atlanta. Management believes that these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first quarters of 1999 or 1998.

First Golden is required to maintain a minimum capital and surplus of not less than $4 million under the provisions of the insurance laws of the State of New York in which it became licensed to sell insurance products on January 2, 1997.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to its Parent during 1999.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors.



The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the Company has total adjusted capital well above all required capital levels.

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its sales volume in the first quarter of 1999. All premiums are generated from consumers and corporations in the states of New York and Delaware.

REINSURANCE: At March 31, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement.

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































Golden American has developed a plan for the Company to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion and estimated completion dates as of April 30, 1999:

                                        % Complete as of      Actual/Estimated
           Phases                        April 30, 1999       Completion Dates
______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps to
 be taken to address Year 2000 systems
 issues                                        100%              12/31/1997
REMEDIATION of business critical systems
 to address Year 2000 issues                   100%               2/28/1999
REMEDIATION of non-critical systems
 to address Year 2000 issues                 76-99%               6/01/1999
TESTING of business critical systems           100%               3/05/1999
TESTING of non-critical systems and
 integrated testing of hardware and
 infrastructure                              51-75%               6/15/1999
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with
 Company systems                             51-75%               5/31/1999
IMPLEMENTATION of tested business
 critical software addressing Year 2000
 systems issues                                100%               3/05/1999
IMPLEMENTATION of tested non-critical
 software addressing Year 2000
 systems issues                              51-75%               6/30/1999
CONTINGENCY PLAN                             76-99%               6/30/1999

The Company's operations could be adversely affected if significant customers, suppliers and other third parties, including underlying mutual funds available through the Company's variable products, would be unable to transact business in the Year 2000 and thereafter as a result of the Year 2000 issue. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American has identified and contacted these third parties on behalf of the Company to obtain assurances that necessary steps are being taken to prepare for the Year 2000. Golden American will continue these communications and establish compliance checkpoints through the Year 2000 transition.

Management believes the Company's systems are or will be substantially compliant by Year 2000. Golden American will bear all systems upgrade costs to make the Company's system Year 2000 compliant. Management expects some of Golden American's resources to be utilized in early 1999 to complete system upgrades and finalize the contingency plan.

Despite Golden American's efforts on behalf of the Company to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. Golden American is currently developing a contingency plan for the Company to address any systems that may malfunction despite the testing being performed. The contingency plan is anticipated to be completed by June 30, 1999.


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

2. Changes in the federal income tax laws and regulations which may affect the tax status of the Company's products.

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


























PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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



DATE: May 14, 1999         FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF
                           NEW YORK






                                        By/s/Mary Bea Wilkinson
                                          ____________________________________
                                        Mary Bea Wilkinson
                                        Senior Vice President and Treasurer
                                        (Principal Financial Officer)



                                        By/s/Michellen A. Wildin
                                          ____________________________________
                                        Michellen A. Wildin
                                        Assistant Vice President and Chief
                                         Accounting Officer
                                        (Principal Accounting Officer)





























                                    INDEX

                            Exhibits to Form 10-Q
                      Three Months ended March 31, 1999
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

4  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
   (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

   (b) Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

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



                                    INDEX

                            Exhibits to Form 10-Q
                      Three Months ended March 31, 1999
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK




   (e) Participation Agreement between First Golden and the Travelers Series Fund Inc. (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

   (f) Participation Agreement between First Golden and Greenwich Street Series Fund Inc., (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

   (g) Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc. (incorporated by reference from
        Exhibit 10(g) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

   (h) Form of Participation Agreement between First Golden and PIMCO Variable Insurance Trust (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

   (i) Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment Management LLC (incorporated by reference from
        Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-77385))

   (j) Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

   (k) Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on November 12, 1998 (File No. 333-16279))

27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)