Form 10-Q
period 1999-06-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1999-08-13
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of August 9, 1999.

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

                                              For the Three      For the Three
                                               Months Ended       Months Ended
                                              June 30, 1999      June 30, 1998
                                         _____________________________________
                                                 (Dollars in thousands)
Revenues:
 Annuity product charges                              $119                $54
 Net investment income                                 511                434
 Realized gains (losses) on investments                (30)                24
 Other income                                            1                 --
                                         _____________________________________
                                                       601                512

Insurance benefits and expenses:
 Annuity benefits:
  Interest credited to account balances                151                 78
 Underwriting, acquisition, and
  insurance expenses:
  Commissions                                          110                457
  General expenses                                     174                129
  Insurance taxes, state licenses, and
    fees                                               130                 60
  Policy acquisition costs deferred                   (225)              (556)
  Amortization:
   Deferred policy acquisition costs                    63                 14
   Value of purchased insurance in force                 3                  4
   Goodwill                                             --                 --
                                         _____________________________________
                                                       406                186
                                         _____________________________________
Income before income taxes                             195                326

Income taxes                                            64                114
                                         _____________________________________

Net income                                            $131               $212
                                         =====================================









 See accompanying notes.
Condensed Statements of Operations (Unaudited):

                                                For the Six        For the Six
                                               Months Ended       Months Ended
                                              June 30, 1999      June 30, 1998
                                         _____________________________________
                                                  (Dollars in thousands)
Revenues:
 Annuity product charges                              $231                $77
 Net investment income                               1,046                867
 Realized gains (losses) on investments                (30)                24
 Other income                                           16                 --
                                         _____________________________________
                                                     1,263                968

Insurance benefits and expenses:
 Annuity benefits:
  Interest credited to account balances                318                128
 Underwriting, acquisition, and
  insurance expenses:
  Commissions                                          309                764
  General expenses                                     342                264
  Insurance taxes, state licenses, and
   fees                                                153                 94
  Policy acquisition costs deferred                   (546)              (953)
  Amortization:
   Deferred policy acquisition costs                   123                 26
   Value of purchased insurance in force                 4                  8
   Goodwill                                              1                  1
                                         _____________________________________
                                                       704                332
                                         _____________________________________
Income before income taxes                             559                636

Income taxes                                           196                223
                                         _____________________________________

Net income                                            $363               $413
                                         =====================================















 See accompanying notes.


Condensed Balance Sheet (Unaudited):

                                              June 30, 1999   December 31, 1998
                                        _______________________________________
                                                 (Dollars in thousands,
                                                 except per share data)
ASSETS
Investments:
 Fixed maturities, available for sale,
  at fair value (cost: 1999 - $29,064;
  1998 - $30,431)                                  $28,573             $30,994
 Short-term investments                                 --               3,231
                                        _______________________________________
Total investments                                   28,573              34,225

Cash and cash equivalents                            5,330               1,932
Due from affiliates                                     32                  37
Accrued investment income                              419                 414
Deferred policy acquisition costs                    2,869               2,347
Value of purchased insurance in force                  123                 117
Current income taxes recoverable                        --                  89
Property and equipment, less
 allowances for depreciation of
 $23 in 1999 and $16 in 1998                            48                  48
Goodwill, less accumulated amortization
 of $4 in 1999 and $3 in 1998                           92                  93
Other assets                                            28                  15
Separate account assets                             34,897              26,717
                                        _______________________________________
Total assets                                       $72,411             $66,034
                                        =======================================

























See accompanying notes.

                                              June 30, 1999   December 31, 1998
                                        _______________________________________
                                                 (Dollars in thousands,
                                                 except per share data)
LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
 Future policy benefits:
  Annuity products                                  $9,602             $10,830
Current income tax liability                            36                  --
Deferred income tax liability                          710                 850
Due to affiliates                                       73                  17
Other liabilities                                      227                 510
Separate account liabilities                        34,897              26,717
                                        _______________________________________
                                                    45,545              38,924

Commitments and contingencies

Stockholder's equity:
 Preferred stock, par value $5,000 per
  share, authorized 6,000 shares                        --                  --
 Common stock, par value $10 per share,
  authorized, issued, and outstanding
  200,000 shares                                     2,000               2,000
 Additional paid-in capital                         23,936              23,936
 Accumulated other comprehensive
  income (loss)                                       (271)                336
 Retained earnings                                   1,201                 838
                                        _______________________________________
Total stockholder's equity                          26,866              27,110
                                        _______________________________________
Total liabilities and stockholder's
 equity                                            $72,411             $66,034
                                        =======================================





















See accompanying notes.
Condensed Statements of Cash Flows (Unaudited):

                                                 For the Six        For the Six
                                                Months Ended       Months Ended
                                               June 30, 1999      June 30, 1998
                                          _____________________________________
                                                  (Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                            $427              ($109)

INVESTING ACTIVITIES
Sale, maturity or repayment of fixed
 maturities - available for sale                      2,285                836
Acquisition of fixed maturities -
 available for sale                                    (987)                --
Short-term investments - net                          3,231                684
Purchase of property and equipment                       (7)                --
                                          _____________________________________
Net cash provided by investing activities             4,522              1,520

FINANCING ACTIVITIES
Receipts from investment contracts
 credited to account balances                           416              2,377
Return of account balances on
 investment contracts                                   (80)              (110)
Net reallocations to Separate Account                (1,887)              (170)
                                          _____________________________________
Net cash provided by (used in)financing
 activities                                          (1,551)             2,097
                                          _____________________________________

Increase in cash and cash equivalents                 3,398              3,508
Cash and cash equivalents at beginning
 of period                                            1,932                621
                                          _____________________________________

Cash and cash equivalents at end of
 period                                              $5,330             $4,129
                                          =====================================

















See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1998.

ORGANIZATION
First Golden is a stock life insurance company organized under the laws of the State of New York and is a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American").
Golden American is a wholly owned subsidiary of Equitable of Iowa
Companies, Inc.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.

FAIR VALUES
Estimated fair values of publicly traded fixed maturities for 1999 are as reported by an independent pricing service.

STATUTORY
Net income for First Golden as determined in accordance with statutory accounting practices was $538,000 and $39,000 for the six months ended June 30, 1999 and 1998, respectively. Total statutory capital and surplus was $24,889,000 at June 30, 1999 and $24,377,000 at December 31, 1998.

NOTE 2 -- COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities (net of adjustments for value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes) to be included in other comprehensive income.

Total comprehensive income (loss) for the second quarter of 1999 and 1998 amounted to $(226,000) and $379,000, respectively. During the first six months of 1999 and 1998, total comprehensive income (loss) amounted to $(244,000) and $573,000, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(40,000) and $32,000 during the first six months of 1999 and 1998, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for VPIF and DPAC totaling $10,000 and $(8,000) for the first six months of 1999 and 1998, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint the broker/dealers as agents. The Company paid commissions and expenses to DSI totaling $110,000 in the second quarter and $309,000 for the first six months of 1999.
For the second quarter and first six months of 1998, the commissions and expenses were $457,000 and $764,000, respectively.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the second quarters of 1999 and 1998, the Company incurred fees of $16,000 and $14,000, respectively, under this agreement. The Company incurred fees of $33,000 and $28,000 under this agreement for the six months ending June 30, 1999 and 1998, respectively.

The Company has service agreements with Golden American and Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $12,000 and $17,000 for the second quarters of 1999 and 1998, respectively, and $16,000 and $31,000 for the six months ended June 30, 1999 and 1998, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $58,000 and $42,000 for the second quarters of 1999 and 1998, respectively, and $98,000 and $82,000 for the six months ended June 30, 1999 and 1998, respectively.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $22,000 and $19,000 for the second quarters of 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, these revenues were $54,000 and $38,000, respectively.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts.
First Golden remains liable to the extent its reinsurer does not meet its obligations under the reinsurance agreement. At June 30, 1999 and 1998, the Company had a payable of $2,000 and $1,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $6,000 in the second quarter of 1999 and $8,000 for the first six months of 1999. Also included are net considerations to the reinsurer of $1,000 in the second quarter of 1998, and $3,000 for the first six months of 1998.

LITIGATION: The Company, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits and arbitrations. In some class action and other actions involving insurers, substantial damages have been sought and/or material settlement or award payments have been made. The Company currently believes no pending or threatened lawsuits or actions exist that are reasonably likely to have a material adverse impact on the Company.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable annuities and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Three broker/dealers, each having at least ten percent of total sales, generated 86% of the Company's sales in the six months ended June 30, 1999 (84% by two broker/dealers during the same period in 1998). During 1998, 62% of the Company's sales resulted from a relationship with one distributor. This relationship was discontinued in 1999.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 27, 1998 and expiring July 31, 1999, with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At June 30, 1999, the Company did not have any borrowings under this agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS

The purpose of this section is to discuss and analyze First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is also provided. This analysis should be read jointly with the condensed financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

First Golden, a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. First Golden's primary purpose is to offer variable insurance products in the states of New York and Delaware. First Golden became licensed as a life insurance company in New York on January 2, 1997 and Delaware on December 23, 1997.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc., a Delaware corporation.


RESULTS OF OPERATIONS
_____________________

PREMIUMS

The Company reported $5.1 million in variable annuity premiums during the first six months of 1999 compared to $12.6 million for the first six months of 1998. This decrease was mainly due to the discontinuance of a sales relationship with a distributor that sold 62% of the Company's products during 1998. For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Premiums, net of reinsurance, for variable products from three significant broker/dealers for the six months ended June 30, 1999 totaled $4.4 million, or 86% of total premiums ($10.7 million, or 84%, from two significant broker/dealers for the six months ended June 30, 1998).

REVENUES

During the first six months of 1999 and 1998, product charges totaled $231,000 and $77,000, respectively. This increase is due to higher account balances associated with the Company's fixed account option. Net investment income was $1.0 million for the first six months of 1999. This is an increase of 20.7% compared to net investment income of $867,000 for the first six months of 1998 due to growth in invested assets from June 30, 1998. The Company recognized realized losses of $30,000 during the first six months of 1999 compared to $24,000 of realized gains recognized during the first six months of 1998.

EXPENSES

The Company reported total insurance benefits and expenses of $704,000 during the first six months of 1999 compared to $332,000 for first six months of 1998. Interest credited to account balances totaled $318,000 during the first six months of 1999 and $128,000 for the same period in 1998. This increase is partially due to the bonus interest on the fixed account increasing $95,000 to $114,000 at June 30, 1999. The remaining increase in interest credited relates to higher account balances associated with the Company's fixed account option within the variable product.

Commissions decreased $455,000 in the first six months of 1999 from $764,000 during the first six months of 1998. Changes in commissions are generally related to changes in the level of variable product sales. General expenses were $342,000 and $264,000 for the first six months of 1999 and 1998, respectively. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

The Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing value of purchased insurance in force ("VPIF") was established for policies in force at the merger date. First Golden deferred $546,000 of expenses associated with the sale of variable annuity contracts for the six months ended June 30, 1999. Expenses of $953,000 were deferred for the six months ended June 30, 1998. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $123,000 for the six months ended June 30, 1999 and $26,000 for the six months ended June 30, 1998. The amortization of VPIF was $4,000 and $8,000 for the six months ended June 30, 1999 and 1998, respectively. During the first six months of 1999, VPIF was adjusted to reduce amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of June 30, 1999 is $6,000 for the remainder of 1999, $11,000 in 2000, $13,000 in 2001, $13,000 in 2002, $13,000 in 2003, and
$11,000 in 2004. Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill totaled $1,000 for the six months ended
June 30, 1999, unchanged from the same period in 1998. Goodwill is being amortized on a straight-line basis over 40 years.

INCOME

Net income was $363,000 for the first six months of 1999, a decrease of $50,000, or 12.1%, from the same period in 1998.

Comprehensive loss for the first six months of 1999 was $244,000, a decrease of $817,000 from comprehensive income of $573,000 during the first six months of 1998.






FINANCIAL CONDITION
___________________

INVESTMENTS

The Company's total investment portfolio remained stable during the first six months of 1999 compared to December 31, 1998. All of the Company's investments are carried at fair value in the Company's financial statements. The change in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITIES: At June 30, 1999, the Company had fixed maturities with an amortized cost of $29.1 million and an estimated fair value of $28.6 million. The Company classifies 100% of its securities as available for sale. Net unrealized depreciation on fixed maturities of $491,000 was comprised of gross appreciation of $13,000 and gross depreciation of $504,000. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $271,000, was included in stockholder's equity at June 30, 1999.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations, that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($16.9 million or 58.2%), that are rated BBB+ to BBB- by Standard & Poor's ($9.2 million or 31.5%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.5%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($2.0 million or 6.8%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At June 30, 1999, the amortized cost value of the Company's total investment in below investment grade securities was $1.04 million, or 3.6%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At June 30, 1999, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.2% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.03 million, or 98.6% of amortized cost value, at June 30, 1999.

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

During the six months ended June 30, 1999, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $1.1 million as a result of scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $30,000 in the first six months of 1999.

At June 30, 1999, no fixed maturities were deemed to have impairments in value that are other than temporary. At June 30, 1999, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.3% at June 30, 1999.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses and other expenses related to the production of new business after the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At June 30, 1999, the Company had VPIF and DPAC balances of $123,000 and $2.9 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of June 30, 1999 was approximately $4,000.


At June 30, 1999, the Company had $34.9 million of separate account assets compared to $26.7 million at December 31, 1998. The increase in separate account assets resulted from market appreciation, increased transfer activity, and sales of the Company's variable products, net of redemptions.

At June 30, 1999, the Company had total assets of $72.4 million, an increase of 9.7% from December 31, 1998.

LIABILITIES

Future policy benefits decreased $1.3 million in the first six months of 1999 to $9.6 million due mainly to net reallocations to the Company's separate account. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At June 30, 1999, the Company had $34.9 million of separate account liabilities. This is an increase of 30.6% over separate account liabilities as of December 31, 1998, and is primarily related to market appreciation, increased transfer activity, and sales of the Company's variable products, net of redemptions.

The Company's total liabilities increased $6.6 million, or 17.0%, during the first six months of 1999 and totaled $45.5 million at June 30, 1999. The increase is primarily the result of an increase in separate account liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of its operating, investing, and financing activities. The Company's principal sources of cash are variable annuity premiums and product charges, investment income, and maturing investments. Primary uses of these funds are payments of commissions and operating expenses, investment purchases, as well as withdrawals and surrenders.

Net cash provided by operating activities was $427,000 in the first six months of 1999 compared to net cash used in operations of $109,000 in the same period of 1998. The operating cash flows result primarily from an increase in annuity product charges and net investment income.

Net cash provided by investing activities was $4.5 million during the first six months of 1999 compared to net cash provided by investing activities of $1.5 million in the same period of 1998. This increase is primarily due to greater redemptions of fixed maturities and increased net sales of short-term investments during the first six months of 1999. Redemptions of fixed maturities reached $2.3 million in the first six months of 1999 versus net purchases of $836,000 in the same period of 1998. Net sales of short-term investments were $3.2 million in the first six months of 1999 versus $684,000 in the first six months of 1998.

Net cash used in financing activities was $1.6 million during the first six months of 1999 compared to cash provided by financing activities of $2.1 million during the same period in the prior year, a decrease of $3.6 million. In the first six months of 1999, net fixed account deposits were $416,000 compared to $2.3 million in the first six months of 1998. In addition, net reallocations to the Company's separate account increased to $1.9 million from $170,000 during the same period in 1998.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta. As of July 31, 1999, the SunTrust Bank, Atlanta revolving note facility was extended to July 31, 2000. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first six months of 1999 or 1998.

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

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the Company has total adjusted capital well above all required capital levels.

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, three broker/dealers accounted for a significant portion of its sales volume in the first six months of 1999. All premiums are generated from consumers and corporations in the states of New York and Delaware.

REINSURANCE: At June 30, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligations under the reinsurance agreement.

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

Golden American has developed a plan for the Company to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases, progress towards completion, and estimated completion dates as of July 31, 1999:















                                        % Complete as of      Actual/Estimated
                Phases                    July 31, 1999       Completion Dates
______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps to
 be taken to address Year 2000 systems
 issues                                        100%              12/31/1997
REMEDIATION of business critical systems
 to address Year 2000 issues                   100%               2/28/1999
REMEDIATION of non-critical systems
 to address Year 2000 issues                    98%               9/01/1999
TESTING of business critical systems           100%               3/05/1999
TESTING of non-critical systems and
 integrated testing of hardware and
 infrastructure                                 98%               9/01/1999
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with
 Company systems                                98%               9/01/1999
IMPLEMENTATION of tested business
 critical software addressing Year 2000
 systems issues                                100%               3/05/1999
IMPLEMENTATION of tested non-critical
 software addressing Year 2000
 systems issues                                 98%               9/01/1999
CONTINGENCY PLAN                               100%               6/30/1999

The Company's operations could be adversely affected if significant customers, suppliers, and other third parties, including underlying mutual funds available through the Company's variable products, would be unable to transact business in the Year 2000 and thereafter as a result of the Year 2000 issue. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American has identified and contacted these third parties on behalf of the Company to obtain assurances that necessary steps are being taken to prepare for the Year 2000. Golden American will continue these communications and establish compliance checkpoints through the Year 2000 transition.

Management believes the Company's systems are or will be substantially compliant by Year 2000. Golden American will bear all systems upgrade costs to make the Company's system Year 2000 compliant. Management expects some of Golden American's resources to be utilized in 1999 to complete system upgrades.

Despite Golden American's efforts on behalf of the Company to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. Golden American has developed a contingency plan for the Company to address any systems that may malfunction despite the testing being performed. The contingency plan was completed on June 30, 1999.


The Year 2000 project's progress is based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of resources, third party Year 2000 compliance, and other factors. There is no guarantee these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and other uncertainties.

It is the Company's intention to make every reasonable effort to achieve business continuity through appropriate planning, testing, and establishing contingency scenarios; however, the Company does not make any representations because of many unknown factors beyond the control of the Company.












































CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
_________________________________________________________

Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value and liquidity of the Company's investments, and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.

2. Changes in the federal income tax laws and regulations which may affect the tax status of the Company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Company's products.

4.   	Increasing competition in the sale of the Company's products.

5. Other factors that could affect the performance of the Company, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Company's variable products.

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



DATE: August 13, 1999    FIRST GOLDEN AMERICAN LIFE INSURANCE
                         COMPANY OF NEW YORK





                                        By/s/  Mary Bea Wilkinson
                                        __________________________________
                                        Mary Bea Wilkinson
                                        Senior Vice President and
                                         Treasurer

                                        (Principal Financial
                                         Officer)



                                        By/s/  Michellen A. Wildin
                                        __________________________________
                                        Michellen A. Wildin
                                        Assistant Vice President
                                         and Chief Accounting Officer
                                        (Principal Accounting
                                         Officer)



























                                    INDEX

                            Exhibits to Form 10-Q
                      Six Months ended June 30, 1999
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

2  PLAN OF ACQUISITION
   (a) Agreement and Plan of Merger dated July 7, 1997, among Equitable of Iowa Companies ("Equitable"), ING Groep N.V., and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997)

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



                                    INDEX

                            Exhibits to Form 10-Q
                      Six Months ended June 30, 1999
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK




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

   (l) Revolving Note Payable, dated July 31, 1999, between First Golden and SunTrust Bank, Atlanta

27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)