Form 10-Q
period 1999-09-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 1999-11-12
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         September 30, 1999


                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________


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

___________________________________________________________________________
Former name, former address and formal fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      /X/          No / /


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of November 8, 1999.


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

                                              For the Three      For the Three
                                               Months Ended       Months Ended
                                         September 30, 1999 September 30, 1998
                                         _____________________________________
                                                 (Dollars in thousands)
Revenues:
 Annuity product charges                              $146                $79
 Net investment income                                 491                462
 Realized gains (losses) on investments                (43)                --
 Other income                                           (2)                --
                                         _____________________________________
                                                       592                541

Insurance benefits and expenses:
 Annuity benefits:
  Interest credited to account balances                142                 87
 Underwriting, acquisition, and
  insurance expenses:
  Commissions                                          191                367
  General expenses                                     216                228
  Insurance taxes, state licenses, and
    fees                                                43                (31)
  Policy acquisition costs deferred                   (277)              (500)
  Amortization:
   Deferred policy acquisition costs                    69                 34
   Value of purchased insurance in force                 3                  2
   Goodwill                                              1                  1
                                         _____________________________________
                                                       388                188
                                         _____________________________________
Income before income taxes                             204                353

Income taxes                                            94                124
                                         _____________________________________

Net income                                            $110               $229
                                         =====================================










See accompanying notes.
Condensed Statements of Operations (Unaudited):

                                               For the Nine       For the Nine
                                               Months Ended       Months Ended
                                         September 30, 1999 September 30, 1998
                                         _____________________________________
                                                  (Dollars in thousands)
Revenues:
 Annuity product charges                              $377               $156
 Net investment income                               1,537              1,329
 Realized gains (losses) on investments                (73)                24
 Other income                                           14                 --
                                         _____________________________________
                                                     1,855              1,509

Insurance benefits and expenses:
 Annuity benefits:
  Interest credited to account balances                460                215
 Underwriting, acquisition, and
  insurance expenses:
  Commissions                                          500              1,131
  General expenses                                     558                492
  Insurance taxes, state licenses, and
   fees                                                196                 63
  Policy acquisition costs deferred                   (823)            (1,453)
  Amortization:
   Deferred policy acquisition costs                   192                 60
   Value of purchased insurance in force                 7                 10
   Goodwill                                              2                  2
                                         _____________________________________
                                                     1,092                520
                                         _____________________________________
Income before income taxes                             763                989

Income taxes                                           290                347
                                         _____________________________________

Net income                                            $473               $642
                                         =====================================
















See accompanying notes.
Condensed Balance Sheets (Unaudited):

                                         September 30, 1999   December 31, 1998
                                        _______________________________________
                                                 (Dollars in thousands,
                                                 except per share data)
ASSETS
Investments:
 Fixed maturities, available for sale,
  at fair value (cost: 1999 - $30,810;
  1998 - $30,431)                                  $30,109             $30,994
 Short-term investments                              3,950               3,231
                                        _______________________________________
Total investments                                   34,059              34,225

Cash and cash equivalents                            1,496               1,932
Due from affiliates                                     48                  37
Accrued investment income                              596                 414
Deferred policy acquisition costs                    3,094               2,347
Value of purchased insurance in force                  122                 117
Current income taxes recoverable                        --                  89
Property and equipment, less
 allowances for depreciation of
 $27 in 1999 and $16 in 1998                            45                  48
Goodwill, less accumulated amortization
 of $5 in 1999 and $3 in 1998                           91                  93
Other assets                                         2,203                  15
Separate account assets                             37,063              26,717
                                        _______________________________________
Total assets                                       $78,817             $66,034
                                        =======================================
























See accompanying notes.

                                         September 30, 1999   December 31, 1998
                                        _______________________________________
                                                 (Dollars in thousands,
                                                 except per share data)
LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
 Future policy benefits:
  Annuity products                                  $8,912             $10,830
Current income tax liability                            63                  --
Deferred income tax liability                          737                 850
Due to affiliates                                      145                  17
Other liabilities                                    5,045                 510
Separate account liabilities                        37,063              26,717
                                        _______________________________________
                                                    51,965              38,924

Commitments and contingencies

Stockholder's equity:
 Preferred stock, par value $5,000 per
  share, authorized 6,000 shares                        --                  --
 Common stock, par value $10 per share,
  authorized, issued, and outstanding
  200,000 shares                                     2,000               2,000
 Additional paid-in capital                         23,936              23,936
 Accumulated other comprehensive
  income (loss)                                       (395)                336
 Retained earnings                                   1,311                 838
                                        _______________________________________
Total stockholder's equity                          26,852              27,110
                                        _______________________________________
Total liabilities and stockholder's
 equity                                            $78,817             $66,034
                                        =======================================




















See accompanying notes.

Condensed Statements of Cash Flows (Unaudited):

                                                 For the Nine       For the Nine
                                                 Months Ended       Months Ended
                                           September 30, 1999 September 30, 1998
                                           _____________________________________
                                                   (Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                           $3,188              ($413)

INVESTING ACTIVITIES
Sale, maturity, or repayment of fixed
 maturities - available for sale                       4,802              1,084
Acquisition of fixed maturities -
 available for sale                                   (5,314)                --
Short-term investments - net                            (719)            (3,636)
Purchase of property and equipment                        (8)                --
                                           _____________________________________
Net cash used in investing activities                 (1,239)            (2,552)

FINANCING ACTIVITIES
Receipts from investment contracts
 credited to account balances                            664              3,935
Return of account balances on
 investment contracts                                   (106)              (141)
Net reallocations to Separate Account                 (2,943)              (492)
                                           _____________________________________
Net cash provided by (used in)financing
 activities                                           (2,385)             3,302
                                           _____________________________________

Increase (decrease) in cash and cash
 equivalents                                            (436)               337
Cash and cash equivalents at beginning
 of period                                             1,932                621
                                           _____________________________________

Cash and cash equivalents at end of
 period                                               $1,496               $958
                                           =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for income
 taxes                                                   $10                $80










See accompanying notes.
NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1998.

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

STATUTORY
Net income for First Golden as determined in accordance with statutory accounting practices was $732,000 and $32,000 for the nine months ended September 30, 1999 and 1998, respectively. Total statutory capital and surplus was $25,072,000 at September 30, 1999 and $24,377,000 at December 31, 1998.

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

Other comprehensive income (loss) for the third quarter of 1999 and 1998 amounted to $(14,000) and $601,000, respectively. During the first nine months of 1999 and 1998, other comprehensive income (loss) amounted to $(258,000) and $1,174,000, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(99,000) and $32,000 during the first nine months of 1999 and 1998, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for VPIF and DPAC totaling $26,000 and $(8,000) for the first nine months of 1999 and 1998, respectively.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint the broker/dealers as agents. The Company paid commissions and expenses to DSI totaling $191,000 in the third quarter and $500,000 for the first nine months of 1999. For the third quarter and first nine months of 1998, the commissions and expenses were $367,000 and $1,131,000, respectively.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the third quarters of 1999 and 1998, the Company incurred fees of $18,000 and $13,000, respectively, under this agreement. The Company incurred fees of $51,000 and $41,000 under this agreement for the nine months ending September 30, 1999 and 1998, respectively.

The Company has service agreements with Golden American and Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $35,000 and $29,000 for the third quarters of 1999 and 1998, respectively and $51,000 and $60,000 for the nine months ended September 30, 1999 and 1998, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $11,000 and $41,000 for the third quarters of 1999 and 1998, respectively and $109,000 and $123,000 for the nine months ended September 30, 1999 and 1998, respectively.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $49,000 and $19,000 for the third quarters of 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, these revenues were $103,000 and $57,000, respectively.

The Company had premiums, net of reinsurance, for variable products for the nine months ended September 30, 1999 and 1998 that totaled $2,000 and $83,000, respectively, from Locust Street Securities, Inc., an affiliate.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At September 30, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligations under the reinsurance agreement. At September 30, 1999 and 1998, the Company had a payable of $3,000 and $1,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $7,000 in the third quarter of 1999 and $15,000 for the first nine months of 1999. Also included are net considerations to the reinsurer of $3,000 in the third quarter of 1998 and $6,000 for the first nine months of 1998.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable annuities and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Three broker/dealers, each having at least ten percent of total sales, generated 89% of the Company's sales in the nine months ended September 30, 1999 (94% by three broker/dealers during the same period in 1998). During 1998, 70% of the Company's sales resulted from a relationship with one distributor. This relationship was discontinued as of July, 1999 for new business.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company has established a revolving note payable effective July 31, 1999 and expiring July 31, 2000 with SunTrust Bank, Atlanta (the "Bank"). The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At September 30, 1999, the Company did not have any borrowings under this agreement.

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

RESULTS OF OPERATIONS
_____________________

PREMIUMS

The Company reported $8.5 million in variable annuity premiums during the first nine months of 1999 compared to $18.8 million for the first nine months of 1998. This decrease was mainly due to the discontinuance of new business with a distributor that sold 70% of the Company's products during 1998. For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Premiums, net of reinsurance, for variable products from three significant broker/dealers, each having at least ten percent of total sales, for the nine months ended September 30, 1999 totaled $7.6 million, or 89% of total premiums ($17.6 million, or 94%, from three significant broker/dealers for the nine months ended September 30, 1998).

REVENUES

During the first nine months of 1999 and 1998, product charges totaled $377,000 and $156,000, respectively. This increase is due to higher account balances associated with the Company's fixed account option. Net investment income was $1.5 million for the first nine months of 1999. This is an increase of 15.6% compared to net investment income of $1.3 million for the first nine months of 1998 due to growth in invested assets from September 30, 1998. The Company recognized realized losses of $73,000 during the first nine months of 1999 compared to $24,000 of realized gains recognized during the first nine months of 1998.

EXPENSES

The Company reported total insurance benefits and expenses of $1.1 million during the first nine months of 1999 compared to $520,000 for first nine months of 1998. Interest credited to account balances totaled $460,000 during the first nine months of 1999 and $215,000 for the same period in 1998. The increase in interest credited relates to higher account balances associated with the Company's fixed account option within the variable product.

Commissions decreased $631,000 in the first nine months of 1999 from $1.1 million during the first nine months of 1998. Changes in commissions are generally related to changes in the level of variable product sales. General expenses were $558,000 and $492,000 for the first nine months of 1999 and 1998, respectively. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

The Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing value of purchased insurance in force ("VPIF") was established for policies in force at the merger date. First Golden deferred $823,000 of expenses associated with the sale of variable annuity contracts for the nine months ended September 30, 1999. Expenses of $1.5 million were deferred for the nine months ended September 30, 1998. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $192,000 for the nine months ended September 30, 1999 and $60,000 for the nine months ended September 30, 1998. The amortization of VPIF was $7,000 and $10,000 for the nine months ended September 30, 1999 and 1998, respectively. During the first nine months of 1999, VPIF was adjusted to reduce amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. During the third quarter of 1998, VPIF was unlocked by $2,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of September 30, 1999 is $3,000 for the remainder of 1999, $11,000 in 2000, $13,000 in 2001, $13,000 in 2002, $13,000 in 2003, and $11,000 in 2004.
Actual amortization may vary based upon changes in assumptions and experience.

Amortization of goodwill totaled $2,000 for the nine months ended September 30, 1999, unchanged from the same period in 1998. Goodwill is being amortized on a straight-line basis over 40 years.

INCOME

Net income was $473,000 for the first nine months of 1999, a decrease of $169,000, or 26.4%, from the same period in 1998.

Comprehensive loss for the first nine months of 1999 was $258,000, a decrease of $1.4 million from comprehensive income of $1.2 million during the first nine months of 1998.

FINANCIAL CONDITION
___________________

INVESTMENTS

All of the Company's investments are carried at fair value in the Company's financial statements. The change in the carrying value of the Company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITIES: At September 30, 1999, the Company had fixed maturities with an amortized cost of $30.8 million and an estimated fair value of $30.1 million. The Company classifies 100% of its securities as available for sale. Net unrealized depreciation on fixed maturities of $701,000 was comprised of gross appreciation of $5,000 and gross depreciation of $706,000. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $395,000, was included in stockholder's equity at September 30, 1999.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations, that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($18.8 million or 60.9%), that are rated BBB+ to BBB- by Standard & Poor's ($9.1 million or 29.6%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.4%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($1.9 million or 6.1%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

At September 30, 1999, the amortized cost value of the Company's total investment in below investment grade securities was $1.0 million, or 3.4%, of the Company's investment portfolio. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At September 30, 1999, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.4% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $995,000, or 95.4% of amortized cost value, at September 30, 1999.

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

During the nine months ended September 30, 1999, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $1.8 million as a result of scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $73,000 in the first nine months of 1999.

At September 30, 1999, no fixed maturities were deemed to have impairments in value that are other than temporary. At September 30, 1999, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.4% at September 30, 1999.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring insurance business, principally first year commissions and interest bonuses and other expenses related to the production of new business after the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At September 30, 1999, the Company had VPIF and DPAC balances of $122,000 and $3.1 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of September 30, 1999 was approximately $5,000.

Other assets increased $2.2 million from December 31, 1998. The increase is primarily due to securities receivable at September 30, 1999.

At September 30, 1999, the Company had $37.1 million of separate account assets compared to $26.7 million at December 31, 1998. The increase in separate account assets resulted from market appreciation, increased transfer activity, and sales of the Company's variable products, net of redemptions.

At September 30, 1999, the Company had total assets of $78.8 million, an increase of 19.4% from December 31, 1998.

LIABILITIES

Future policy benefits decreased $1.9 million in the first nine months of 1999 to $8.9 million due mainly to net reallocations to the Company's separate account. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At September 30, 1999, the Company had $37.1 million of separate account liabilities.
This is an increase of 38.7% over separate account liabilities as of December 31, 1998, and is primarily related to market appreciation, increased transfer activity, and sales of the Company's variable products, net of redemptions.

Other liabilities increased $4.5 million from December 31, 1998. The increase results primarily from securities payable at September 30, 1999.

The Company's total liabilities increased $13.0 million, or 33.5%, during the first nine months of 1999 and totaled $52.0 million at September 30, 1999. The increase is primarily the result of an increase in separate account liabilities.

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



Net cash provided by operating activities was $3.2 million in the first nine months of 1999 compared to net cash used in operations of $413,000 in the same period of 1998. The operating cash flows result primarily from an increase in annuity product charges, net investment income, and decreased commission expense.

Net cash used in investing activities was $1.2 million during the first nine months of 1999 compared to net cash used in investing activities of $2.6 million in the same period of 1998. The decrease results primarily due to increased net purchases of fixed maturities of $0.5 million for the first nine months of 1999 compared to redemptions of $1.1 million in the same period of 1998. Net purchases of short-term investments were $719,000 in the first nine months of 1999 versus $3.6 million in the first nine months of 1998.

Net cash used in financing activities was $2.4 million during the first nine months of 1999 compared to cash provided by financing activities of $3.3 million during the same period in the prior year, a decrease of $5.7 million. In the first nine months of 1999, net fixed account deposits were $664,000 compared to $3.9 million in the first nine months of 1998. In addition, net reallocations to the Company's separate account increased to $2.9 million from $492,000 during the same period in 1998.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which expires on July 31, 2000. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first nine months of 1999 or 1998.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, three broker/dealers accounted for a significant portion of its sales volume in the first nine months of 1999. All premiums are generated from consumers and corporations in the states of New York and Delaware.

REINSURANCE: At September 30, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligations under the reinsurance agreement.

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

















Golden American has developed a plan for the Company to address the Year 2000 issue in a timely manner. The following schedule details the plan's phases and completion dates:





                Phases                     % Complete         Completion Dates
______________________________________________________________________________
ASSESSMENT AND DEVELOPMENT of the steps to
 be taken to address Year 2000 systems
 issues                                        100%              12/31/1997
REMEDIATION of business critical systems
 to address Year 2000 issues                   100%               2/28/1999
REMEDIATION of non-critical systems
 to address Year 2000 issues                   100%               9/30/1999
TESTING of business critical systems           100%               3/05/1999
TESTING of non-critical systems and
 integrated testing of hardware and
 infrastructure                                100%               9/30/1999
POINT-TO-POINT TESTING of external
 interfaces with third party computer
 systems that communicate with
 Company systems                               100%               9/30/1999
IMPLEMENTATION of tested business
 critical software addressing Year 2000
 systems issues                                100%               3/05/1999
IMPLEMENTATION of tested non-critical
 software addressing Year 2000
 systems issues                                100%               9/30/1999
CONTINGENCY PLAN                               100%               6/30/1999


The Company's operations could be adversely affected if significant customers, suppliers, and other third parties, including underlying mutual funds available through the Company's variable products, would be unable to transact business in the Year 2000 and thereafter as a result of the Year 2000 issue. To mitigate the effect of outside influences and other dependencies relative to the Year 2000, Golden American has identified and contacted these third parties on behalf of the Company to obtain assurances that necessary steps are being taken to prepare for the Year 2000. Golden American will continue these communications through the Year 2000 transition.

Management believes the Company's systems are compliant. Golden American will bear all systems upgrade costs to make the Company's system Year 2000 compliant. Management expects some of Golden American's resources to be utilized in the fourth quarter of 1999 to manage the year end transition.

Despite Golden American's efforts on behalf of the Company to modify or replace "time sensitive" computer and information systems, the Company could experience a disruption to its operations as a result of the Year 2000. On June 30, 1999, Golden American completed a contingency plan for the Company to address any systems that may malfunction despite the testing being performed.

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















































CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
_________________________________________________________

Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors, or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors:

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



DATE: November 12, 1999     FIRST GOLDEN AMERICAN LIFE INSURANCE
                            COMPANY OF NEW YORK





                                        By/s/   Barnett Chernow
                                        ______________________________________
                                        Barnett Chernow
                                        President and Director
                                        (Principal Executive Officer)



                                        By/s/   Mary Bea Wilkinson
                                        ______________________________________
                                        Mary Bea Wilkinson
                                        Senior Vice President and Treasurer
                                        (Principal Financial Officer)































                                   INDEX

                           Exhibits to Form 10-Q
                    Nine Months ended September 30, 1999
          FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK




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





                                   INDEX

                           Exhibits to Form 10-Q
                    Nine Months ended September 30, 1999
           FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK


  (d) Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))

  (e)  Participation Agreement between First Golden and the Travelers
       Series Fund Inc. (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

  (f)  Participation Agreement between First Golden and the Greenwich
       Street Series Fund Inc., (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

  (g) Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc. (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))

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

  (l) Revolving Note Payable, dated July 31, 1999, between First Golden and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on August 13, 1999 (File No. 333-16279))

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)