Form 10-K
period 1999-12-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2000-03-29
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999.

Commission file number 333-16279, 333-77385
                       --------------------

            FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                     13-3919096
---------------------------------           ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

   230 Park Avenue, Suite 966
       New York, New York                                10169-0999
---------------------------------           ------------------------------------
     (Address of principal                               (Zip Code)
        executive offices)

Registrant's Telephone Number, including area code : (212) 973-9647
                                                     --------------

Securities Registered Pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
             N/A
--------------------------------------------------------------------------------
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No     .
    ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 27, 2000, 200,000 shares of Common Stock, $10 par value, are issued and outstanding.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS I (2).

DOCUMENTS INCORPORATED BY REFERENCE

See exhibit index - page 35.

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

First Golden was capitalized in December 1996. First Golden became licensed as a life insurance company under the laws of the State of New York on January 2, 1997 and the State of Delaware on December 23, 1997 and has since received regulatory product approvals to sell insurance products in these states. First Golden offers variable annuity products. See Note 8 of the financial statements for further information regarding related party transactions.

PRODUCTS

The Company offers variable annuity products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. The Company believes longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations in New York and Delaware.

Variable annuities are long-term savings vehicles in which contractowner premiums (purchase payments) are recorded and maintained in a fixed account or variable separate account. The variable separate account is established as a registered unit investment trust. At December 31, 1999, funds on deposit in the Company's variable annuity separate and fixed accounts totaled $47.2 million and $7.6 million, respectively. Variable annuities provide the Company with fee based revenues in the form of various charges and fees charged to the contractowner's account. Revenues include charges for mortality and expense risk, contract administration, and surrender charges.

Marketing   of  the  variable   products  in  New  York  is  primarily   through
broker/dealers.

BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable annuity competitive environment remains intense and is dominated by a number of large highly rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable products remains strong for several reasons including: strong stock market performance over the last four years; relatively low interest rates; an aging U. S. population that is increasingly concerned about retirement, estate planning, and maintaining their standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits.

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

ITEM 2. PROPERTIES.

First Golden's business operations are housed in leased facilities located at 230 Park Avenue in New York, New York. Property and equipment primarily represent leasehold improvements, office furniture, and equipment and are not considered to be significant to the Company's overall operations. Property and equipment are reported at cost less allowances for depreciation.

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

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American Life Insurance Company, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. First Golden did not pay common stock dividends during 1999, 1998, or 1997.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I
(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is also provided. This analysis should be read jointly with the financial statements, related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

MERGER

On October 23, 1997, Equitable of Iowa Companies' ("Equitable") shareholders approved an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company ("Golden American" or "Parent") and their wholly owned subsidiaries. In addition, Equitable owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc. (subsequently dissolved), Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II, and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock and assumed approximately $400 million in debt. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation.

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

PREMIUMS

The Company reported variable annuity premiums of $11.7 million for the year ended December 31, 1999 and $29.2 million for the year ended December 31, 1998. This decrease was mainly due to the discontinuance of a sales relationship with a distributor that sold 62.1% of the Company's products during 1998. This distributor discontinued the sales relationship as of July, 1999 for new business.

For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Premiums, net of reinsurance, for variable products from three significant broker/dealers, each having at least ten percent of total sales, for the year ended December 31, 1999 totaled $10.6 million, or 90.6% of premiums compared to $27.5 million, or 94.4% from three significant broker/dealers for the year ended December 31, 1998.

REVENUES

Product charges from variable annuities totaled $556,000 in 1999 and $239,000 in 1998. This increase is due to higher account balances associated with the Company's fixed account and separate account options. Net investment income was $2.1 million for the year ended December 31, 1999. This was an increase of 16.4% compared to net investment income of $1.8 million for the year ended December 31, 1998. The Company recognized realized losses of $166,000 during 1999 compared to a realized gain of $24,000 from the sale of investments during 1998.

EXPENSES

The Company reported total insurance benefits and expenses of $1.2 million for the year ended December 31, 1999 and $830,000 for the year ended December 31, 1998. Insurance benefits and expenses consisted of interest credited to account balances, benefit claims incurred in excess of account balances, commissions, general expenses, insurance taxes, state licenses, and fees, amortization of deferred policy acquisition expenses, goodwill, and value of purchased insurance in force, net of deferred policy acquisition costs. Interest credited to account balances was $590,000 and $376,000 for the years ended December 31, 1999 and December 31, 1998, respectively. This increase is primarily due to higher average account balances associated with the Company's fixed account option within the variable product.

Commissions, general expenses, and insurance taxes, state licenses, and fees were $697,000, $362,000 and $128,000, respectively, for the year ended December 31, 1999. For the year ended December 31, 1998, commissions, general expenses, and insurance taxes, state licenses, and fees were $1.8 million, $834,000 and $44,000, respectively. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

The Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing value of purchased insurance in force ("VPIF") was established for policies in force at the merger date. The Company deferred $879,000 of expenses associated with the sale of variable annuity contracts for the year ended December 31, 1999. Expenses of $2.3 million were deferred for the year ended December 31, 1998. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $201,000 and $76,000 for the years ended December 31, 1999 and 1998, respectively. The amortization of VPIF was $35,000 for the year ended December 31, 1999 and $8,000 for the year ended December 31, 1998. During 1999 and 1998, VPIF was adjusted to increase amortization by $3,000 and $6,000, respectively, to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1999 is $12,000 in 2000, $10,000 in 2001, $9,000 in 2002, $8,000
in 2003, and $7,000 in 2004. Actual amortization may vary based upon changes in assumptions and experience.

INCOME

Net income for the year ended December 31, 1999 was $811,000. This was an increase of $36,000 from net income for the year ended December 31, 1998.

Comprehensive loss for 1999 was $452,000, a decrease of approximately $1.5 million from $1.0 million for 1998.

FINANCIAL CONDITION
-------------------

RATINGS

Currently, the Company's ratings are A+ by A.M. Best Company, AAA by Duff & Phelps Credit Rating Company, and AA+ by Standard & Poor's Rating Services ("Standard & Poor's").

INVESTMENTS

First Golden's assets are invested in accordance with applicable laws. These laws govern the nature and the quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. In general, these laws permit investments, within specified limits subject to certain qualifications, in federal, state, and municipal obligations, corporate bonds, preferred or common stocks, real estate mortgages, real estate, and certain other investments.

First Golden purchases investments in accordance with investment guidelines that take into account investment quality, liquidity, and diversification and invests primarily in investment grade securities. All of First Golden's assets except for variable separate account assets are available to meet its obligations under the contracts.

All of the Company's investments are carried at fair value in the Company's financial statements. The decrease in the carrying value of the Company's investment portfolio was due to changes in unrealized depreciation of fixed maturities. The Company manages the growth of insurance operations in order to maintain adequate capital ratios.

FIXED MATURITIES: At December 31, 1999, the Company had fixed maturities with an amortized cost of $29.2 million and an estimated fair value of $28.1 million. The Company classifies 100% of its securities as available for sale. Net unrealized depreciation on fixed maturities of $1.1 million was comprised entirely of gross depreciation. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $603,000 was included in stockholder's equity at December 31, 1999.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U. S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($18.6 million or 63.6%), that are rated BBB+ to BBB- by Standard & Poor's ($9.1 million or 31.1%), and below investment grade securities which are securities issued by corporations that are rated BB+ to BB-by Standard & Poor's ($1.5 million or 5.3%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At December 31, 1999, the yield at amortized cost on the Company's below investment grade portfolio was 7.3% compared to 6.7% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.4 million, or 94.0% of amortized cost value, at December 31, 1999.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than are issuers of investment grade securities. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if the Company's ability to realize the carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods.

During the year ended December 31, 1999, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $10.8 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and scheduled principal repayments of fixed maturities amounted to $166,000 in 1999.

At December 31, 1999, no fixed maturities were deemed to have impairments in value that are other than temporary. At December 31, 1999, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.5% at December 31, 1999.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to the production of new business after the merger. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At December 31, 1999, the Company had VPIF and DPAC balances of $102,000 and $3.2 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of December 31, 1999 was approximately $5,000.

At December 31, 1999, the Company had $47.2 million of separate account assets compared to $26.7 million at December 31, 1998. The increase in separate account assets resulted from market appreciation, increased transfer activity, and sales of the Company's variable products, net of redemptions.

At December 31, 1999, the Company had total assets of $83.1 million, an increase of 25.8% over total assets at December 31, 1998.

LIABILITIES

Future policy benefits decreased $3.2 million during 1999 to $7.6 million, due to net reallocations to the Company's separate account. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At December 31, 1999, the Company had $47.2 million of separate account liabilities. This is an increase of 76.7% over separate account liabilities as of December 31, 1998, and is primarily related to market appreciation, increased transfer activity, and sales of the Company's variable annuity products, net of redemptions.

Other liabilities decreased $187,000 during 1999. The decrease results primarily due to a decrease in outstanding checks and accounts payable.

The Company's total liabilities increased $17.3 million, or 45.0%, during 1999 and totaled $56.4 million at December 31, 1999. The increase is primarily the result of an increase in separate account liabilities.

The effects of inflation and changing prices on the Company's financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Net cash provided by operating activities was $892,000 in 1999 compared to net cash used in operations of $307,000 in 1998. The operating cash flows result primarily from an increase in annuity product charges, net investment income, and decreased commission expense.

Net cash provided by investing activities was $1.9 million during 1999 as compared to $6.3 million net cash used in investing activities in 1998. This increase is primarily due to greater net sales of fixed maturities. Net sales of fixed maturities were $1.0 million in 1999 versus net purchases of fixed maturities of $3.9 million in 1998.

Net cash used in financing activities was $3.7 million during 1999 as compared to net cash provided by financing activities of $8.0 million during the prior year. In 1999, net cash used in financing activities was impacted by net fixed account deposits of $780,000 compared to $8.8 million in 1998. The change was also impacted by net reallocations to the Company's separate account, which increased to $4.6 million from $872,000 during the prior year.

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

First Golden believes it will be able to fund the capital required for projected new business primarily with existing capital and future capital contributions from its Parent. First Golden expects to continue to receive capital contributions from Golden American, if necessary. It is ING's policy to ensure adequate capital and surplus is provided for the Company and, if necessary, additional funds will be contributed.

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1998 or 1999. On January 31, 2000, Golden American provided a cash capital contribution of $2.1 million to First Golden.

First Golden's principal office is located in New York, New York, where certain of the Company's records are maintained. The 2,568 square feet of office space is leased through 2001.

First Golden is required to maintain a minimum capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden does not anticipate paying dividends to its Parent during 2000.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of variable annuity products. First Golden is not dependent upon any single customer, however, three broker/dealers accounted for a significant portion of its sales volume in 1999. One distributor sold 62.1% of the Company's products in 1998. This distributor discontinued the sales relationship as of July, 1999 for new business. All premiums are generated from consumers and corporations in the states of New York and Delaware.

REINSURANCE: At December 31, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement.

The reinsurance treaty that covered the nonstandard minimum guaranteed death benefits for new business has been terminated for business issued after December 31, 1999. The Company is currently pursuing alternative reinsurance arrangements for new business issued after December 31, 1999. There can be no assurance that such alternative arrangements will be available. Any reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

IMPACT OF YEAR 2000: In prior years, the Company discussed the nature and progress of Golden American's plans for the Company to become Year 2000 ready. In late 1999, Golden American completed remediation and testing of the Company's systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Golden American incurred all expenses during 1999 in connection with remediating the Company's systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Golden American will continue to monitor the Company's mission critical computer applications and those of suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and crediting rates determination. As part of its risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables include contractowner behavior and the variable separate account's performance.

Contractowners bear the majority of the investment risks related to the variable annuity products. Therefore, the risks associated with the investments supporting the variable separate account are assumed by contractowners, not by the Company (subject to, among other things, certain minimum guarantees). The Company's products also provide certain minimum death benefits that depend on the performance of the variable separate account. Currently the majority of death benefit risks are reinsured, which protects the Company from adverse mortality experience and prolonged capital market decline.

A surrender, partial withdrawal, transfer, or annuitization made prior to the end of a guarantee period from the fixed account may be subject to a market value adjustment. As the liabilities in the fixed account are subject to market value adjustment, the Company does not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is no material solvency risk to the Company. With respect to a 10% drop in equity values from year end 1999 levels, variable separate account funds, which represent 86% of the in force, pass the risk in underlying fund performance to the contractowner (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from year end 1999 levels, the remaining 14% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors, or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value and liquidity of the Company's investments, fee revenue, and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.

2. Changes in the federal income tax laws and regulations, which may affect the tax status of the Company's products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

The Board of Directors and Stockholder
First Golden American Life Insurance Company of New York

We have audited the accompanying balance sheets of First Golden American Life Insurance Company of New York as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholder's equity, and cash flows for the years ended December 31, 1999 and 1998 and for the periods from October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Golden American Life Insurance Company of New York at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the periods from October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                     s/Ernst & Young LLP

Des Moines, Iowa
February 4, 2000




                                                           BALANCE SHEETS
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          POST-MERGER
                                                                       ---------------------------------------------------
                                                                          December 31, 1999         December 31, 1998
                                                                       ------------------------- -------------------------
  ASSETS

  Investments:
    Fixed maturities, available for sale, at fair value
       (Cost: 1999 - $29,178; 1998 - $30,431).....................               $28,095                   $30,994
    Short-term investments........................................                 2,309                     3,231
                                                                       ------------------------- -------------------------
  Total investments...............................................                30,404                    34,225

  Cash and cash equivalents.......................................                 1,026                     1,932

  Due from affiliates.............................................                   539                        37

  Accrued investment income.......................................                   443                       414

  Deferred policy acquisition costs...............................                 3,198                     2,347

  Value of purchased insurance in force...........................                   102                       117

  Property and equipment, less allowances for
     depreciation of $31 in 1999 and $16 in 1998..................                    41                        48

  Goodwill, less accumulated amortization of $5 in
     1999 and $3 in 1998..........................................                    91                        93

  Current income taxes recoverable................................                    --                        89

  Other assets....................................................                    19                        15

  Separate account assets.........................................                47,215                    26,717
                                                                       ------------------------- -------------------------
  Total assets....................................................               $83,078                   $66,034
                                                                       ========================= =========================













See accompanying notes.


                                                     BALANCE SHEETS - CONTINUED
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          POST-MERGER
                                                                       ---------------------------------------------------
                                                                          December 31, 1999         December 31, 1998
                                                                       ------------------------- -------------------------
  LIABILITIES AND STOCKHOLDER'S EQUITY

  Policy liabilities and accruals:
     Future policy benefits:
       Annuity products...........................................                 $7,583                   $10,830
  Current income taxes payable....................................                    557                        --
  Deferred income tax liability...................................                    610                       850
  Revolving note payable..........................................                    100                        --
  Due to affiliates...............................................                     32                        17
  Other liabilities...............................................                    323                       510
  Separate account liabilities....................................                 47,215                    26,717
                                                                       ------------------------- -------------------------
                                                                                   56,420                    38,924


  Commitments and contingencies

  Stockholder's equity:
     Preferred stock, par value $5,000 per share,
       authorized 6,000 shares....................................                     --                        --
     Common stock, par value $10 per share, authorized,
       issued, and outstanding 200,000 shares.....................                  2,000                     2,000
     Additional paid-in capital...................................                 23,936                    23,936
     Accumulated other comprehensive income (loss)................                   (927)                      336
     Retained earnings............................................                  1,649                       838
                                                                       ------------------------- -------------------------
  Total stockholder's equity......................................                 26,658                    27,110
                                                                       ------------------------- -------------------------
  Total liabilities and stockholder's equity......................                $83,078                   $66,034
                                                                       ========================= =========================



















See accompanying notes.


                                                      STATEMENTS OF OPERATIONS
                                                       (DOLLARS IN THOUSANDS)



                                                                            POST-MERGER                       |   PRE-MERGER
                                                       ------------------------------------------------------------------------
                                                                                              For the period  | For the period
                                                                                                 October 25,  |     January 1,
                                                            For the year      For the year              1997  |           1997
                                                                   ended             ended           through  |        through
                                                            December 31,      December 31,      December 31,  |    October 24,
                                                                    1999              1998              1997  |           1997
                                                       ------------------------------------------------------------------------
  Revenues                                                                                                    |
    Annuity product charges........................                $556               $239               $8   |            $4
    Net investment income..........................               2,147              1,844              286   |         1,449
    Realized gains (losses) on investments.........                (166)                24                1   |            --
    Other income...................................                  63                 --               --   |            --
                                                       ------------------------------------------------------------------------
                                                                  2,600              2,107              295   |         1,453
                                                                                                              |
  Insurance benefits and expenses:                                                                            |
    Annuity benefits:                                                                                         |
       Interest credited to account balances.......                 590                376               26   |            48
       Benefit claims incurred in excess of account                                                           |
         balances..................................                  72                 --               --   |            --
    Underwriting, acquisition, and insurance                                                                  |
       expenses:                                                                                              |
       Commissions.................................                 697              1,754              141   |           267
       General expenses............................                 362                834              124   |           461
       Insurance taxes, state licenses, and fees...                 128                 44               94   |            15
       Policy acquisition costs deferred...........                (879)            (2,264)            (204)  |          (298)
       Amortization:                                                                                          |
         Deferred policy acquisition costs.........                 201                 76               13   |             7
         Value of purchased insurance in                                                                      |
           force...................................                  35                  8                3   |            --
         Goodwill..................................                   2                  2                1   |            --
                                                       ------------------------------------------------------------------------
                                                                  1,208                830              198   |           500
                                                                                                              |
  Interest expense.................................                  12                 --               --   |            --
                                                       ------------------------------------------------------------------------
                                                                  1,220                830              198   |          500
                                                       ------------------------------------------------------------------------
                                                                                                              |
  Income before income taxes.......................               1,380              1,277               97   |           953
                                                                                                              |
  Income taxes.....................................                 569                502               34   |           287
                                                       ------------------------------------------------------------------------
                                                                                                              |
  Net income.......................................                $811               $775              $63   |          $666
                                                       ========================================================================







See accompanying notes.


                                            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                       (DOLLARS IN THOUSANDS)


                                                                                     Accumulated
                                                                  Additional               Other                             Total
                                                      Common         Paid-in       Comprehensive       Retained      Stockholder's
                                                       Stock         Capital       Income (Loss)       Earnings             Equity
                                              -------------------------------------------------------------------------------------
                                                                                   PRE-MERGER
                                              -------------------------------------------------------------------------------------
Balance at January 1, 1997...............             $2,000        $23,000                $(99)            $42           $24,943
Comprehensive income:
  Net income.............................                 --             --                  --             666               666
Change in net unrealized investment
  gains (losses).........................                 --             --                (130)             --              (130)
                                                                                                                  -----------------
Comprehensive income.....................                                                                                     536
                                              -------------------------------------------------------------------------------------
Balance at October 24, 1997..............             $2,000        $23,000               $(229)           $708           $25,479
                                              =====================================================================================

                                                                                   POST-MERGER
                                              -------------------------------------------------------------------------------------
Balance at October 25, 1997..............             $2,000        $23,936                  --              --           $25,936
Comprehensive income:
  Net income.............................                 --             --                  --             $63                63
  Change in net unrealized investment
     gains (losses)......................                 --             --                 $96              --                96
                                                                                                                  -----------------
Comprehensive income.....................                                                                                     159
                                              -------------------------------------------------------------------------------------
Balance at December 31,1997..............              2,000         23,936                  96              63            26,095
Comprehensive income:
  Net income.............................                 --             --                  --             775               775
  Change in net unrealized investment
     gains (losses)......................                 --             --                 240              --               240
                                                                                                                  -----------------
Comprehensive income.....................                                                                                   1,015
                                              -------------------------------------------------------------------------------------
Balance at December 31,1998..............              2,000         23,936                 336             838            27,110
Comprehensive income:
  Net income.............................                 --             --                  --             811               811
  Change in net unrealized investment
     gains (losses)......................                 --             --              (1,263)             --            (1,263)
                                                                                                                  -----------------
Comprehensive income.....................                                                                                    (452)
                                              -------------------------------------------------------------------------------------
Balance at December 31,1999..............             $2,000        $23,936               $(927)         $1,649           $26,658
                                              =====================================================================================














See accompanying notes.


                                                      STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)


                                                                                 POST-MERGER                      |   PRE-MERGER
                                                              ----------------------------------------------------|----------------
                                                                                                  For the period  | For the period
                                                                                                     October 25,  |     January 1,
                                                                 For the year      For the year             1997  |           1997
                                                                        ended             ended          through  |        through
                                                                 December 31,      December 31,     December 31,  |    October 24,
                                                                         1999              1998             1997  |           1997
                                                              ----------------------------------------------------|---------------
OPERATING ACTIVITIES                                                                                              |
                                                                                                                  |
Net income..............................................                 $811             $775               $63  |          $666
Adjustments to reconcile net income to net cash                                                                   |
  provided by (used in) operations:                                                                               |
  Adjustments related to annuity products:                                                                        |
     Interest credited to account balances..............                  590              376                26  |            48
     Charges for mortality and administration...........                  (11)             (11)               --  |            (1)
  Decrease (increase) in accrued investment income......                  (29)             (38)               35  |           (73)
  Policy acquisition costs deferred.....................                 (879)          (2,264)             (204) |          (298)
  Amortization of deferred policy acquisition costs.....                  201               76                13  |             7
  Amortization of value of purchased insurance in force.                   35                8                 3  |            --
  Change in other assets, due to/from affiliates, other                                                           |
     liabilities, and accrued income taxes..............                  (32)             248              (625) |           739
  Provision for depreciation and amortization...........                   90               82                12  |            17
  Provision for deferred income taxes...................                  (50)             465                98  |            26
  Realized gains (losses) on investments................                  166              (24)               (1) |            --
                                                              ----------------------------------------------------|----------------
Net cash provided by (used in) operating activities.....                  892             (307)             (580) |         1,131
                                                                                                                  |
INVESTING ACTIVITIES                                                                                              |
                                                                                                                  |
Sale, maturity, or repayment of investments:                                                                      |
  Fixed maturities - available for sale.................               10,849            1,644               556  |          226
  Short-term investments - net..........................                  922               --                --  |            --
                                                              ----------------------------------------------------|----------------
                                                                       11,771            1,644               556  |           226
Acquisition of investments:                                                                                       |
  Fixed maturities - available for sale.................               (9,835)          (5,549)           (2,635) |            --
  Short-term investments - net..........................                   --           (2,432)              (59) |          (390)
                                                              ----------------------------------------------------|----------------
                                                                       (9,835)          (7,981)           (2,694) |         (390)
                                                                                                                  |
Purchase of property and equipment......................                   (8)              (4)               (2) |           (64)
                                                              ----------------------------------------------------|----------------
Net cash provided by (used in) investing activities.....                1,928           (6,341)           (2,140) |          (228)









See accompanying notes.


                                                STATEMENTS OF CASH FLOWS - CONTINUED
                                                       (DOLLARS IN THOUSANDS)

                                                                                 POST-MERGER                     |   PRE-MERGER
                                                              ---------------------------------------------------|-----------------
                                                                                                  For the period |  For the period
                                                                                                     October 25, |      January 1,
                                                                 For the year     For the year              1997 |            1997
                                                                        ended            ended           through |         through
                                                                 December 31,     December 31,      December 31, |     October 24,
                                                                         1999             1998              1997 |            1997
                                                              ---------------------------------------------------|-----------------
FINANCING ACTIVITIES                                                                                             |
                                                                                                                 |
Proceeds from revolving note payable....................              $13,000               --                -- |             --
Repayment of revolving note payable.....................              (12,900)              --                -- |             --
Receipts from investment contracts credited to account                                                           |
  balances..............................................                1,008           $9,009              $354 |         $2,160
Return of account balances on investment contracts......                 (228)            (178)               (8)|            (15)
Net reallocations to separate account...................               (4,606)            (872)              (20)|            (38)
                                                              ---------------------------------------------------|-----------------
Net cash provided by (used in) financing activities.....               (3,726)           7,959               326 |          2,107
                                                              ---------------------------------------------------|-----------------
                                                                                                                 |
Increase (decrease) in cash and cash equivalents........                 (906)           1,311            (2,394)|          3,010
                                                                                                                 |
Cash and cash equivalents at beginning of period........                1,932              621             3,015 |              5
                                                              ---------------------------------------------------|----------------
Cash and cash equivalents at end of period..............               $1,026           $1,932              $621 |         $3,015
                                                              ===================================================|=================
                                                                                                                 |
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION                                                              |
Cash paid during the period for:                                                                                 |
   Interest.............................................                   $1               --                -- |             --
   Income taxes.........................................                   --              $99                -- |           $283



















See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------


ORGANIZATION

First Golden American Life Insurance Company of New York ("First Golden" or "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company under the laws of the states of New York and Delaware, respectively. First Golden received policy approvals on March 25, 1997 and December 23, 1997 in New York and Delaware, respectively. The Company's products are marketed by broker/dealers, financial institutions, and insurance agents. The Company's primary customers are consumers and corporations. See Note 8 for further information regarding related party transactions.

On October 24, 1997, PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger ("Merger Agreement") dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation. See Note 6 for additional information regarding the merger.

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

INVESTMENTS

FIXED MATURITIES: The Company accounts for investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment," or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes. At December 31, 1999 and 1998, all of the Company's fixed maturities are designated as available for sale, although the Company is not precluded from designating fixed maturities as held for investment or trading at some future date.

Securities determined to have a decline in value that is other than temporary are written down to estimated fair value, which becomes the new cost basis by a charge to realized losses in the Company's Statements of Operations. Premiums and discounts are amortized/accrued utilizing a method which results in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and other asset-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

OTHER INVESTMENTS: Short-term investments are reported at cost, adjusted for amortization of premiums and accrual of discounts.

REALIZED GAINS AND LOSSES: Realized gains and losses are determined on the basis of specific identification.

FAIR VALUES: Estimated fair values, as reported herein, of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing process. This pricing process uses a matrix calculation assuming a spread over U. S. Treasury bonds based upon the expected average lives of the securities. Estimated fair values of publicly traded fixed maturities are reported by an independent pricing service. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds.

CASH AND CASH EQUIVALENTS

For purposes of the accompanying Statements of Cash Flows, the Company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS

Certain costs of acquiring new insurance business, principally first year commissions, interest bonuses, and other expenses related to the production of new business, have been deferred. Acquisition costs for variable annuity products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Company has designated as "available for sale" under SFAS No. 115.

VALUE OF PURCHASED INSURANCE IN FORCE

As the result of the merger, a portion of the purchase price was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Amortization of VPIF is charged to expense in proportion to expected gross profits of the underlying business. This amortization is adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from the insurance contracts acquired. VPIF is adjusted to reflect the pro forma impact of unrealized gains and losses on available for sale fixed maturities. See Note 6 for additional information on VPIF resulting from the merger.

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

FUTURE POLICY BENEFITS

Future policy benefits for the fixed interest division of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 4.10% to 6.00% during 1999, 3.95% to 7.10% during 1998, and 5.60% to 7.50%
during 1997.

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

Product charges recorded by the Company from variable annuity products consist of charges applicable to each contract for mortality and expense risk, contract administration, and surrender charges.

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

DIVIDEND RESTRICTIONS

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of the Company does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing.

SEGMENT REPORTING

The Company manages its business as one segment, the sale of variable products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. Variable products are sold to consumers and corporations throughout New York.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are: (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and value of purchased insurance in force, (4) fair values of assets and liabilities recorded as a result of the merger transaction, (5) asset valuation allowances, (6) deferred tax benefits (liabilities), and (7) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding items are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

RECLASSIFICATIONS

Certain amounts for the periods ended in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation.

2. BASIS OF FINANCIAL REPORTING

--------------------------------------------------------------------------------


The financial statements of the Company differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of the merger and is amortized and charged to expense; (3) future policy benefit reserves for the fixed interest division of the variable products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates; (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to value of purchased insurance in force, deferred policy acquisition costs, and deferred income taxes (if applicable), credited/charged directly to stockholder's equity rather than valued at amortized cost; (6) the carrying value of fixed maturities is reduced to fair value by a charge to realized losses in the Statements of Operations when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) revenues for variable annuity products consist of policy administration charges and surrender charges assessed rather than premiums received; and (10) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

A reconciliation of net income and stockholder's equity as reported to regulatory authorities under statutory accounting principles to equivalent amounts reported under generally accepted accounting principles follows:

                                                                                 |    PRE-       |
                                                    POST-MERGER                  |    MERGER     |            POST-MERGER
                                 ------------------------------------------------|---------------|---------------------------------
                                                     Net Income                  |  Net Income   |       Stockholder's Equity
                                 ------------------------------------------------|---------------|---------------------------------
                                                                 For the period  |For the period |
                                    For the year    For the year    October 25,  |    January 1, |
                                           ended           ended   1997 through  |  1997 through |
                                    December 31,    December 31,    December 31  |   October 24, |    December 31,     December 31,
                                            1999            1998           1997  |          1997 |            1999             1998
                                 ------------------------------------------------|---------------|---------------------------------
                                                                    (DOLLARS IN THOUSANDS)       |
                                                                                 |               |
As reported under statutory                                                      |               |
  accounting principles.........            $790            $(966)         $(142)|        $581   |       $25,082          $24,377
Interest maintenance reserve....             (52)              14              1 |          --   |            --               15
Asset valuation reserve.........              --               --             -- |          --   |           145               96
Future policy benefits..........            (681)              45            115 |        (179)  |          (697)             (16)
Nonadmitted assets..............              --               --             -- |          --   |            41               43
Net unrealized appreciation                                                      |               |
  (depreciation) of fixed                                                        |               |
  maturities at fair value......              --               --             -- |          --   |        (1,083)             563
Change in investment basis as                                                    |               |
  result of merger..............            (118)             (39)            (1)|          --   |           200              318
Deferred policy acquisition                                                      |               |
  costs.........................             678            2,188            191 |         291   |         3,198            2,347
Value of purchased insurance in                                                  |               |
  force.........................             (35)              (8)            (3)|          --   |           102              117
Current income taxes                                                             |               |
  payable.......................             193               --             -- |          --   |           193               --
Goodwill........................              (2)              (2)            (1)|          --   |            91               93
Deferred income taxes...........              50             (465)           (98)|         (26)  |          (610)            (850)
Other...........................             (12)               8              1 |          (1)  |            (4)               7
                                 ------------------------------------------------|---------------|---------------------------------
As reported herein..............            $811             $775            $63 |        $666   |       $26,658          $27,110
                                 ==================================================================================================



3. INVESTMENT OPERATIONS
-------------------------------------------------------------------------------

INVESTMENT RESULTS

Major categories of net investment income are summarized below:

                                                                         POST-MERGER                      |   PRE-MERGER
                                                     -----------------------------------------------------|-------------------
                                                                                          For the period  |    For the period
                                                         For the year     For the year       October 25,  |        January 1,
                                                                ended            ended      1997 through  |      1997 through
                                                         December 31,     December 31,      December 31,  |       October 24,
                                                                 1999             1998              1997  |              1997
                                                     -----------------------------------------------------|-------------------
                                                                              (DOLLARS IN THOUSANDS)      |
                                                                                                          |
Fixed maturities................................              $1,901            $1,726             $294   |           $1,449
Short-term investments..........................                 148               157               13   |               30
Other, net......................................                 171                --               --   |                2
                                                     -----------------------------------------------------|-------------------
Gross investment income.........................               2,220             1,883              307   |            1,481
Less investment expenses........................                 (73)              (39)             (21)  |              (32)
                                                     -----------------------------------------------------|-------------------
Net investment income...........................              $2,147            $1,844             $286   |           $1,449
                                                     =========================================================================

The change in unrealized appreciation (depreciation) on fixed maturities designated as available for sale at fair value for the year ended December 31, 1999, the year ended December 31, 1998, the period October 25, 1997 through December 31, 1997, and the period January 1, 1997 through October 24, 1997 were $(1,646,000), $412,000, $(212,000), and $516,000, respectively.

At December 31, 1999 and December 31, 1998, amortized cost, gross unrealized gains and losses, and estimated fair values of fixed maturities, all of which are designated as available for sale, follows:


                                                                                   POST-MERGER
                                                     -------------------------------------------------------------------------
                                                                                   Gross               Gross        Estimated
                                                              Amortized       Unrealized          Unrealized             Fair
                                                                   Cost            Gains              Losses            Value
                                                     -------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
    December 31, 1999
    -------------------------------------------------
    U.S. government and governmental agencies and
       authorities................................               $3,486              --                 $(88)         $3,398
    Public utilities..............................                2,030              --                  (77)          1,953
    Corporate securities..........................               21,994              --                 (910)         21,084
    Mortgage-backed securities....................                1,556              --                   (8)          1,548
    Other asset-backed securities.................                  112              --                   --             112
                                                     -------------------------------------------------------------------------
    Total.........................................              $29,178              --              $(1,083)        $28,095
                                                     =========================================================================

    December 31, 1998
    -------------------------------------------------
    U. S. government and governmental agencies and
       authorities................................               $3,997            $118                  $(3)         $4,112
    Public utilities..............................                2,543              63                   (4)          2,602
    Corporate securities..........................               20,351             426                  (53)         20,724
    Mortgage-backed securities....................                3,540              17                   (1)          3,556
                                                     -------------------------------------------------------------------------
    Total.........................................              $30,431            $624                 $(61)        $30,994
                                                     =========================================================================

Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair values for these securities.

At December 31, 1999, net unrealized investment losses on fixed maturities designated as available for sale totaled $1,083,000. Depreciation of $603,000 was included in stockholder's equity at December 31, 1999 (net of adjustments of $16,000 to VPIF, $141,000 to DPAC, and $324,000 to deferred income taxes). At December 31, 1998, net unrealized investment gains on fixed maturities designated as available for sale totaled $563,000. Appreciation of $336,000 was included in stockholder's equity at December 31, 1998 (net of adjustments of $5,000 to VPIF, $32,000 to DPAC, and $190,000 to deferred income taxes).

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                              POST-MERGER
                                                                ------------------------------------
                                                                         Amortized        Estimated
December 31, 1999                                                             Cost       Fair Value
----------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)

Due in one year or less....................................                 $1,690           $1,616
Due after one year through five years......................                 11,465           11,107
Due after five years through ten years.....................                 14,355           13,712
                                                                ------------------------------------
                                                                            27,510           26,435
Mortgage-backed securities.................................                  1,556            1,548
Other asset-backed securities..............................                    112              112
                                                                ------------------------------------
Total .....................................................                $29,178          $28,095
                                                                ====================================

An analysis of sales, maturities, and principal repayments of the Company's fixed maturities portfolio follows:

                                                                                 Gross             Gross           Proceeds
                                                             Amortized        Realized          Realized               from
                                                                  Cost           Gains            Losses               Sale
    ------------------------------------------------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)

    POST-MERGER:

    FOR THE YEAR ENDED DECEMBER 31, 1999:
    Scheduled principal repayments, calls, and
      tenders....................................             $2,385                --                --             $2,385
    Sales........................................              8,630                $4             $(170)             8,464
                                                     -----------------------------------------------------------------------
    Total........................................            $11,015                $4             $(170)           $10,849
                                                     =======================================================================

    FOR THE YEAR ENDED DECEMBER 31, 1998:
    Scheduled principal repayments, calls, and
      tenders....................................             $1,080                --                --             $1,080
    Sales........................................                540               $24                --                564
                                                     -----------------------------------------------------------------------
    Total........................................             $1,620               $24                --             $1,644
                                                     =======================================================================

    FOR THE PERIOD OCTOBER 25, 1997 THROUGH
      DECEMBER 31, 1997:
    Scheduled principal repayments, calls, and
      tenders....................................               $555                $1                --               $556
                                                     =======================================================================

    PRE-MERGER:

    FOR THE PERIOD JANUARY 1, 1997 THROUGH
      OCTOBER 24, 1997:

    Scheduled principal repayments, calls, and
      tenders....................................               $226                --                --               $226
                                                     =======================================================================

INVESTMENT VALUATION ANALYSIS: The Company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of fixed maturities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 1999, 1998, and 1997, no investments were identified as having an impairment other than temporary.

INVESTMENTS ON DEPOSIT: At December 31, 1999 and 1998, affidavits of deposits covering bonds with a par value of $400,000 were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 1999 and December 31, 1998. Fixed maturities included investments in industrials (48% in 1999, 40% in 1998), financial companies (29% in 1999, 24% in 1998), various government bonds and government or agency mortgage-backed securities (14% in 1999, 13% in 1998), and conventional mortgage-backed securities (6% in 1999, 11% in 1998).

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceed ten percent of stockholder's equity at December 31, 1999.

4. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(108,000) and $16,000 in 1999 and 1998, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $(58,000) and $8,000 in 1999 and 1998, respectively.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires additional disclosures about derivative financial instruments. Most of the Company's investments, investment contracts and debt fall within the standards' definition of a financial instrument. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accounting, actuarial, and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the information presented herein.

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

The following compares carrying values as shown for financial reporting purposes with estimated fair values:

                                                                                       POST-MERGER
                                                              --------------------------------------------------------------
  December 31                                                              1999                            1998
  --------------------------------------------------------------------------------------------------------------------------
                                                                     Carrying       Estimated       Carrying      Estimated
                                                                        Value      Fair Value          Value     Fair Value
                                                              --------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
  ASSETS

     Fixed maturities, available for sale.................            $28,095         $28,095        $30,994        $30,994
     Short-term investments...............................              2,309           2,309          3,231          3,231
     Cash and cash equivalents............................              1,026           1,026          1,932          1,932
     Separate account assets..............................             47,215          47,215         26,717         26,717

  LIABILITIES

    Annuity products......................................              7,583           7,170         10,830         10,166
    Revolving note payable................................                100             100             --             --
    Separate account liabilities..........................             47,215          47,215         26,717         26,717

The following methods and assumptions were used by the Company in estimating fair values.

FIXED MATURITIES: Estimated fair values of conventional mortgage-backed securities not actively traded in a liquid market and publicly traded fixed maturities are estimated using a third party pricing process. This pricing process uses a matrix calculation assuming a spread over U. S. Treasury bonds based upon the expected average lives of the securities.

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

REVOLVING NOTE PAYABLE: Carrying value reported in the Company's historical cost basis balance sheet approximates estimated fair value for this instrument, as the agreement carries a variable interest rate provision.

SEPARATE ACCOUNT LIABILITIES: Separate account liabilities are reported at full account value in the Company's historical cost balance sheet. Estimated fair values of separate account liabilities are equal to their carrying amount.

6. MERGER
--------------------------------------------------------------------------------

TRANSACTION: On October 23, 1997, Equitable's shareholders approved the Merger Agreement dated July 7, 1997 among Equitable, PFHI, and ING. On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable according to the Merger Agreement. PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owned all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American and their wholly owned subsidiaries. In addition, Equitable also owned all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc. (subsequently dissolved), Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II, and Equitable of Iowa Securities Network, Inc. (subsequently renamed ING Funds Distributor, Inc.). In exchange for the outstanding capital stock of Equitable, ING paid total consideration of approximately $2.1 billion in cash and stock and assumed approximately $400 million in debt. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. All costs of the merger, including expenses to terminate certain benefit plans, were paid by EIC.

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

An analysis of the VPIF asset follows:

                                                                                         POST-MERGER
                                                                  ----------------------------------------------------------
                                                                                                             For the period
                                                                                                                October 25,
                                                                        For the year        For the year               1997
                                                                               ended               ended            through
                                                                        December 31,        December 31,       December 31,
                                                                                1999                1998               1997
                                                                  ----------------------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)
       Beginning balance......................................                 $117                $126                $132
                                                                  ----------------------------------------------------------

       Imputed interest.......................................                    8                   9                   3
       Amortization...........................................                  (40)                (23)                 (6)
       Changes in assumptions of timing of gross profits......                   (3)                  6                  --
                                                                  ----------------------------------------------------------
       Net amortization.......................................                  (35)                 (8)                 (3)
       Adjustment for unrealized gains (losses) on available
          for sale securities.................................                   20                  (1)                 (3)
                                                                  ----------------------------------------------------------
       Ending balance.........................................                 $102                $117                $126
                                                                  ==========================================================

Interest is imputed on the unamortized balance of VPIF at a rate of 7.33% for the year ended December 31, 1999, 7.06% for the year ended December 31, 1998, and 7.03% for the period October 25, 1997 through December 31, 1997. The amortization of VPIF, net of imputed interest, is charged to expense. VPIF is adjusted for the unrealized gains (losses) on available for sale securities; such changes are included directly in stockholder's equity. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 1999 is $12,000 in 2000, $10,000 in 2001, $9,000 in 2002, $8,000
in 2003, and $7,000 in 2004. Actual amortization may vary based upon changes in assumptions and experience.

7. INCOME TAXES
--------------------------------------------------------------------------------

The Company files a consolidated federal income tax return with Golden American, also a life insurance company.

INCOME TAX EXPENSE

Income tax expense included in the financial statements follows:


                                                                 POST-MERGER                       |     PRE-MERGER
                                            -------------------------------------------------------|--------------------
                                                                                    For the period |     For the period
                                                                                       October 25, |         January 1,
                                                 For the year       For the year              1997 |               1997
                                                        ended              ended           through |            through
                                                 December 31,       December 31,      December 31, |        October 24,
                                                         1999               1998              1997 |               1997
                                            -------------------------------------------------------|--------------------
                                                                      (DOLLARS IN THOUSANDS)       |
                                                                                                   |
   Current..............................                $619                $37               $(64)|              $261
   Deferred.............................                 (50)               465                 98 |                26
                                            -------------------------------------------------------|--------------------
                                                        $569               $502                $34 |              $287
                                            ============================================================================

The effective tax rate on income before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference follows:

                                                                        POST-MERGER                       |    PRE-MERGER
                                                   -------------------------------------------------------|-------------------
                                                                                           For the period |    For the period
                                                                                              October 25, |        January 1,
                                                       For the year       For the year               1997 |              1997
                                                              ended              ended            through |           through
                                                       December 31,       December 31,       December 31, |       October 24,
                                                               1999               1998               1997 |              1997
                                                   -------------------------------------------------------|-------------------
                                                                             (DOLLARS IN THOUSANDS)       |
                                                                                                          |
                                                                                                          |
Income before income taxes....................               $1,380            $1,277                $97  |              $953
                                                   =======================================================|===================
                                                                                                          |
Income tax at federal statutory rate..........                 $483              $447                $34  |              $334
Tax effect (decrease) of:                                                                                 |
  Compensatory stock option and                                                                           |
     Restricted stock expense.................                   --                --                 --  |               (35)
  Other items.................................                   86                55                 --  |               (12)
                                                   -------------------------------------------------------|-------------------
Income tax expense............................                 $569              $502                $34  |              $287
                                                   ===========================================================================

DEFERRED INCOME TAXES

The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1999 and 1998 follows:

                                                                                            POST-MERGER
                                                                        ----------------------------------------------------
December 31                                                                        1999                      1998
----------------------------------------------------------------------- ----------------------------------------------------
                                                                                      (DOLLARS IN THOUSANDS)

Deferred tax assets:
    Future policy benefits.........................................                  $560                         $11
    Net unrealized depreciation of available for sale fixed
      maturities...................................................                   324                          --
    Net operating loss carryforwards...............................                    --                         327
                                                                        --------------------------- ------------------------
                                                                                      884                         338
Deferred tax liabilities:
    Net unrealized appreciation of available for sale
      fixed maturities.............................................                    --                        (184)
    Fixed maturities...............................................                   (68)                       (222)
    Investment income..............................................                  (117)                         --
    Deferred policy acquisition costs .............................                  (913)                       (714)
    Value of purchased insurance in force..........................                   (30)                        (41)
    Other..........................................................                   (42)                        (27)
                                                                        --------------------------- ------------------------
                                                                                   (1,170)                     (1,188)
                                                                        --------------------------- ------------------------
Valuation allowance................................................                  (324)                         --
                                                                        --------------------------- ------------------------
Deferred income tax liability......................................                 $(610)                      $(850)
                                                                        =========================== ========================

At December 31, 1999, the Company reported, for financial statement purposes, unrealized losses on certain investments which have not been recognized for tax purposes. The Company has established a valuation allowance against the deferred income tax assets associated with the unrealized depreciation on fixed maturities available for sale as the Company is uncertain as to whether the capital losses, if ever realized, could be utilized to offset future capital gains.

8. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Directed Services, Inc. ("DSI") acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable annuity products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. As of December 31, 1999, the Company's variable annuity products were sold primarily through broker/dealer institutions. The Company paid commissions and expenses to DSI totaling $697,000 and $1,754,000 for the years ended December 31, 1999 and 1998, respectively. For the period October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, the commissions and expenses were $141,000 and $267,000, respectively.

The Company has service  agreements  with Golden  American  and  Equitable  Life
Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $137,000, $248,000, $8,000, and $16,000 for the years ended December 31, 1999 and 1998, the period October 25, 1997 through December 31, 1997, and the period January 1, 1997 through October 24, 1997, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $142,000, $165,000, $13,000, and $16,000 for the years ended December 31, 1999 and 1998, the period October 25, 1997 through December 31, 1997, and the period January 1, 1997 through October 24, 1997, respectively.

The Company provides resources and services to Golden American and DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $269,000 and $210,000 from Golden American, for the years ended December 31, 1999 and 1998, respectively. Revenues for these services, which reduce general expenses incurred by the Company, totaled $387,000 and $75,000 from DSI for the years ended December 31, 1999 and 1998, respectively.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 1999 and 1998, the Company incurred fees of $73,000 and $56,000, respectively, under this agreement.

Prior to 1998, the Company had a service agreement with Equitable Investment Services, Inc. ("EISI"), an affiliate, in which EISI provided investment management services. Payments for these services totaled $11,000 and $51,000 for the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997, respectively.

The Company provides resources and services to Security Life of Denver Insurance Company ("Security Life"), an affiliate, and Southland Life Insurance Company ("Southland"), an affiliate. For the year ended December 31, 1999, charges for these services were $149,000 to Security Life and $63,000 to Southland.

The Company had premiums, net of reinsurance, for variable annuity products for the year ended December 31, 1999 and 1998, that totaled $2,000 and $94,000, respectively, from Locust Street Securities, Inc. ("LSSI"), an affiliate. For the year ended December 31, 1997, the premiums, net of reinsurance, for variable products from LSSI totaled $13,000.

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1999, 1998, or 1997. On January 31, 2000, Golden American provided a cash capital contribution of $2,100,000 to First Golden.

9. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------


REINSURANCE: At December 31, 1999, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts. First Golden remains liable to the extent its reinsurer does not meet its obligation under the reinsurance agreement. At December 31, 1999 and December 31, 1998, the Company has a payable of $4,000 and $1,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $27,000, $9,000, and $1,000 for the years ended December 31, 1999 and 1998 and for the period October 25, 1997 through December 31, 1997, respectively. In addition, the accompanying financial statements contain net policy benefits recoveries of $7,000 for the year ended December 31, 1999.

The reinsurance treaty that covered the nonstandard minimum guaranteed death benefits for new business has been terminated for business issued after December 31, 1999. The Company is currently pursuing alternative reinsurance arrangements for new business issued after December 31, 1999. There can be no assurance that such alternative arrangements will be available. Any reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

LITIGATION: The Company, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits and arbitrations. In some class action and other lawsuits involving insurers, substantial damages have been sought and/or material settlement or award payments have been made. The Company currently believes no pending or threatened lawsuits or actions exist that are reasonably likely to have a material adverse impact on the Company.

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 3 for further information). The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable annuities and associated future policy benefits. Substantial changes in tax laws would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed could cause a severe impact to the

Company's financial condition. A significant portion of the Company's sales is generated by three broker/dealers, each having at least ten percent of total sales. One of these distributors sold 62.1% of the Company's products in 1998. This relationship was discontinued as of July, 1999 for new business.

LEASES: The Company has a lease for its home office space which expires December 31, 2001. The Company also leases certain other equipment under operating leases which expire in 2000. Rent expense for the years ended December 31, 1999 and 1998 and the periods October 25, 1997 through December 31, 1997 and January 1, 1997 through October 24, 1997 was $158,000, $95,000, $25,000, and $34,000,
respectively. At December 31, 1999, minimum rental payments due under the operating leases are $82,000 in 2000 and $76,000 in 2001.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable effective July 31, 1999 and expiring July 31, 2000 with SunTrust Bank, Atlanta (the "Bank"). The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. Under this agreement, the Company incurred interest expense of $12,000 in 1999. At December 31, 1999, the Company had borrowings of $100,000 under this agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEMS 10 - 13.

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I (2) (c) of Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The following financial statements of First Golden American Life Insurance Company of New York are included in Item 8:

                                                                            PAGE

     Balance Sheets - December 31, 1999 and 1998.............................12
     Statements of Operations - For the years ended December 31,
       1999 and 1998 and for the periods October 25, 1997 through
       December 31, 1997 and January 1, 1997 through October 24, 1997........14
     Statements of Changes in Stockholder's Equity - For the years ended December 31, 1999 and 1998 and for the periods October
       25, 1997 through December 31, 1997 and January 1, 1997 through
       October 24, 1997......................................................15
     Statements of Cash Flows - For the years ended December 31,
       1999 and 1998 and for the periods October 25, 1997 through
       December 31, 1997 and January 1, 1997 through October 24, 1997........16
     Notes to Financial Statements...........................................18

The following financial statement schedules of First Golden American Life Insurance Company of New York are included in Item 14(d):

                                                                            PAGE

     Schedule I - Summary of investments - other than investments in related parties....................................................32
     Schedule III - Supplementary insurance information......................33

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1999.


ITEM 14(D). SCHEDULES.

                                                             SCHEDULE I
                                                       SUMMARY OF INVESTMENTS
                                              OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                       (DOLLARS IN THOUSANDS)

                                                                                                                           BALANCE
                                                                                                                             SHEET
DECEMBER 31, 1999                                                                             COST 1         VALUE          AMOUNT
--------------------------------------------------------------------------------------- -------------- ------------ ---------------
TYPE OF INVESTMENT
Fixed maturities, available for sale:
  Bonds:
   United States government and governmental agencies and
     authorities..................................................................            $3,486        $3,398        $3,398
   Public utilities...............................................................             2,030         1,953         1,953
   Corporate securities...........................................................            21,994        21,084        21,084
   Mortgage-backed securities.....................................................             1,556         1,548         1,548
   Other asset-backed securities..................................................               112           112           112
                                                                                        -------------- ------------ ---------------
Total fixed maturities, available for sale........................................            29,178        28,095        28,095

Short-term investments............................................................             2,309                       2,309
                                                                                        --------------              ---------------
Total investments.................................................................           $31,487                     $30,404
                                                                                        ==============              ===============

[FN]
Note 1: Cost is defined as amortized cost for bonds and short-term investments adjusted for amortization of premiums and accrual of discounts.




                                                            SCHEDULE III
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                       (DOLLARS IN THOUSANDS)

COLUMN A            COLUMN B    COLUMN C   COLUMN D   COLUMN E    COLUMN F   COLUMN G   COLUMN H   COLUMN I    COLUMN J  COLUMN K
------------------- ----------- ---------- ---------- ----------- ---------- ---------- ---------- ----------- --------- ----------
                                   FUTURE
                                   POLICY                                                           AMORTIZA-
                                BENEFITS,                  OTHER                         BENEFITS     TION OF
                                  LOSSES,                 POLICY                          CLAIMS,    DEFERRED
                      DEFERRED     CLAIMS                 CLAIMS  INSURANCE                LOSSES      POLICY
                        POLICY        AND   UNEARNED         AND   PREMIUMS        NET        AND      ACQUI-     OTHER
                   ACQUISITION       LOSS    REVENUE    BENEFITS        AND INVESTMENT SETTLEMENT      SITION  OPERATING  PREMIUMS
           SEGMENT       COSTS   EXPENSES    RESERVE     PAYABLE    CHARGES     INCOME   EXPENSES       COSTS   EXPENSES   WRITTEN
-----------------------------------------------------------------------------------------------------------------------------------
                                                           POST-MERGER
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:

  LIFE INSURANCE        $3,198     $7,583          --         --        $556     $2,147       $590       $201       $417        --

YEAR ENDED DECEMBER 31, 1998:

  Life insurance        $2,347    $10,830          --         --        $239     $1,844       $376        $76       $378        --

PERIOD OCTOBER 25, 1997 THROUGH
  DECEMBER 31, 1997:

  Life insurance          $189     $2,506          --         --          $8       $286        $26        $13       $159        --

                                                            PRE-MERGER
-----------------------------------------------------------------------------------------------------------------------------------
PERIOD JANUARY 1, 1997 THROUGH
  OCTOBER 24, 1997:

  Life insurance           N/A        N/A         N/A       N/A           $4     $1,449        $48         $7       $445        --




Pursuant to the requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
                                                            (Registrant)

DATE: MARCH 29, 2000                                                                              BY /S/ Barnett Chernow
                                                                                                     -------------------
                                                                                                       Barnett Chernow
                                                                                                       President

Pursuant to the requirements of the Securities  Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                      SIGNATURES                                         TITLE
         -----------------------------------           ----------------------------------------------|
                                                                                                     |
         /s/ Barnett Chernow                           President and Director                        |
         -----------------------------------                                                         |
         Barnett Chernow                                                                             |
         (principal executive officer)                                                               |
                                                                                                     |
         /s/ Mary Bea Wilkinson                        Senior Vice President and Treasurer           |
         -----------------------------------                                                         |
         Mary Bea Wilkinson                                                                          |
         (principal financial officer)                                                               |
                                                                                                     |
         /s/ Cheryl L. Harding                         Assistant Vice President and                  |
         -----------------------------------           Chief Accounting Officer                      |
         Cheryl L. Harding                                                                           |
         (principal accounting officer)                                                              |
                                                                                                     |-- March 29, 2000
         /s/ Myles R. Tashman                          Executive Vice President, General             |
         -----------------------------------           Counsel, Secretary and Director               |
         Myles R. Tashman                                                                            |
                                                                                                     |
         /s/ Carol V. Coleman                                                                        |
         -----------------------------------           Director                                      |
         Carol V. Coleman                                                                            |
                                                                                                     |
         /s/ Michael W. Cunningham                                                                   |
         -----------------------------------           Director                                      |
         Michael W. Cunningham                                                                       |
                                                                                                     |
         /s/ Stephen J. Friedman                                                                     |
         -----------------------------------           Director                                      |
         Stephen J. Friedman                                                                         |
                                                                                                     |
         /s/ Andrew J. Kalinowski                                                                    |
         -----------------------------------           Director                                      |
         Andrew J. Kalinowski                                                                        |
                                                                                                     |
         /s/ Bernard Levitt                                                                          |
         -----------------------------------           Director                                      |
         Bernard Levitt                                                                              |
                                                                                                     |
         /s/ Phillip R. Lowrey                                                                       |
         -----------------------------------           Director                                      |
         Phillip R. Lowrey                                                                           |
                                                                                                     |
         /s/ Roger A. Martin                                                                         |
         -----------------------------------           Director                                      |
         Roger A. Martin                                                                             |
                                                                                                     |
         /s/ Mark A. Tullis                                                                          |
         -----------------------------------           Director                                      |
         Mark A. Tullis                                                            ------------------|







                                                                INDEX
                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 1999
                                        FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------

    2      PLAN OF ACQUISITION

           (a)    Agreement and Plan of Merger dated July 7, 1997, among Equitable of Iowa Companies ("Equitable"),
                  ING Groep N.V. and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's
                  Form 8-K filed July 11, 1997.......................................................................
                                                                                                                       ------

    3      ARTICLES OF INCORPORATION AND BY-LAWS

           (a)    Articles of Incorporation of First Golden American Life Insurance Company of New York
                  ("Registrant" or "First Golden") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange
                  Commission (the "SEC") on or about March 18, 1997 (File No. 333-16279))............................
                                                                                                                       ------

           (b)    By-laws of First Golden (incorporated by reference from Exhibit 3(ii) to Amendment No. 1 to
                  Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------

    4      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

           (a)    Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))......................................................
                                                                                                                       ------

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund  (incorporated  by reference  from  Exhibit  4(f) to Amendment No. 1 to a  Registration  Statement for First Golden
                  on Form S-1 filed  with the SEC on or about  November  1, 1999 (File No. 333-77385))...............
                                                                                                                       ------

   10      MATERIAL CONTRACTS

           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------






                                                                INDEX
                                               Exhibits to Annual Report on Form 10-K
                                                    Year ended December 31, 1999
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

                                                                                                                    PAGE NUMBER
                                                                                                                    -----------
           (c)    Form of Administrative Services Agreement between First Golden and Equitable Life Insurance
                  Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's
                  Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No.
                  333-16279))........................................................................................
                                                                                                                       ------

           (d)    Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))......................................
                                                                                                                       ------

           (e)    Form of Participation Agreement between First Golden and the Travelers Series Fund Inc.
                  (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (f)    Participation Agreement between First Golden and the Greenwich Street Series Fund Inc.
                  (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (g)    Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc.
                  (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (h)    Form of Participation Agreement between First Golden and PIMCO Variable Insurance Trust
                  (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (i)    Form of  Participation  Agreement  between Golden American and The Galaxy VIP Fund  (incorporated by reference  from Exhibit 10(1) to Amendment No. 1 to a Registration Statement for First Golden
                  on Form S-1 filed  with the SEC on or about  September 24, 1999 (File No. 333-76945))
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------

           (m)    Revolving Note Payable, dated July 31, 1999, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  August 13, 1999 (File No. 333-16279))..............................................................
                                                                                                                       ------

   27      FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)..........................................................
                                                                                                                       ------