Form 10-Q
period 2000-03-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2000-05-12
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          March 31, 2000
                                           -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                      to
                                           ----------------      ---------------



                   COMMISSION FILE NUMBER  333-16279, 333-77385
                                         -------------------------

            FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 New York                                               13-3919096
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS employer identification no.)
  incorporation or organization)

230 Park Avenue, Suite 966, New York, New York                  10169-0999
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code        (212) 973-9647
                                                  ------------------------------

--------------------------------------------------------------------------------
               Former name, former address and formal fiscal year,
                          if changed since last report


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of May 10, 2000.


NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 15                                             Page 1 of 17




                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:            First Golden American Life Insurance Company of New York

Condensed Statements of Operations (Unaudited):


                                                                                        For the Three            For the Three
                                                                                         Months Ended             Months Ended
                                                                                       March 31, 2000           March 31, 1999
                                                                              -------------------------------------------------
                                                                                             (DOLLARS IN THOUSANDS)

       Revenues:
         Annuity product charges                                                                $380                    $112
         Net investment income                                                                   462                     535
         Realized losses on investments                                                         (234)                     --
         Other income                                                                              8                      15
                                                                              -------------------------------------------------
                                                                                                 616                     662
       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                                277                     167
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                                          321                     199
            General expenses                                                                     164                     168
            Insurance taxes, state licenses, and fees                                             53                      23
            Policy acquisition costs deferred                                                   (468)                   (321)
            Amortization:
              Deferred policy acquisition costs                                                   97                      60
              Value of purchased insurance in force                                                1                       1
              Goodwill                                                                             1                       1
                                                                              -------------------------------------------------
                                                                                                 446                     298
                                                                              -------------------------------------------------
       Income before income taxes                                                                170                     364

       Income taxes                                                                               60                     132
                                                                              -------------------------------------------------

       Net income                                                                               $110                    $232
                                                                              =================================================














See accompanying notes.

                                                                 2


Condensed Balance Sheets (Unaudited):

                                                                                      March 31, 2000     December 31, 1999
                                                                              ---------------------------------------------
                                                                                       (DOLLARS IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)

ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2000-$28,429; 1999-$29,178)                                                    $27,343               $28,095
  Short-term investments                                                                     4,117                 2,309
                                                                              ---------------------------------------------
Total investments                                                                           31,460                30,404

Cash and cash equivalents                                                                    1,435                 1,026
Due from affiliates                                                                            164                   539
Accrued investment income                                                                      572                   443
Deferred policy acquisition costs                                                            3,534                 3,198
Value of purchased insurance in force                                                           98                   102
Property and equipment, less allowances for
   depreciation of $30 in 2000 and $31 in 1999                                                  36                    41
Goodwill, less accumulated amortization of $6 in 2000
   and $5 in 1999                                                                               90                    91
Other assets                                                                                   584                    19
Separate account assets                                                                     54,862                47,215
                                                                              ---------------------------------------------

Total assets                                                                               $92,835               $83,078
                                                                              =============================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity products                                                                        $7,074                $7,583
Current income tax liability                                                                   602                   557
Deferred income tax liability                                                                  652                   610
Revolving note payable                                                                          --                   100
Due to affiliates                                                                              119                    32
Other liabilities                                                                              686                   323
Separate account liabilities                                                                54,862                47,215
                                                                            -----------------------------------------------
                                                                                            63,995                56,420
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share,
    authorized 6,000 shares                                                                     --                    --
  Common stock, par value $10 per share, authorized,
    issued, and outstanding 200,000 shares                                                   2,000                 2,000
  Additional paid-in capital                                                                26,049                23,936
  Accumulated other comprehensive loss                                                        (968)                 (927)
  Retained earnings                                                                          1,759                 1,649
                                                                            -----------------------------------------------

Total stockholder's equity                                                                  28,840                26,658
                                                                            -----------------------------------------------

Total liabilities and stockholder's equity                                                 $92,835               $83,078
                                                                            ===============================================



See accompanying notes.

                                                                 3


Condensed Statements of Cash Flows (Unaudited):

                                                                                              For the Three           For the Three
                                                                                               Months Ended            Months Ended
                                                                                             March 31, 2000          March 31, 1999
                                                                                      ----------------------------------------------
                                                                                                      (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                    $296                   $(7)

INVESTING ACTIVITIES
Sale, maturity, or repayment of fixed maturities - available for sale                                 1,455                   626
Acquisition of fixed maturities - available for sale                                                   (956)                   --
Short-term investments - net                                                                         (1,808)                  (45)
Purchase of property and equipment                                                                       --                    (8)
Sale of property and equipment                                                                            6                    --
                                                                                      ----------------------------------------------
Net cash provided by (used in) investing activities                                                  (1,303)                  573

FINANCING ACTIVITIES
Proceeds from revolving note payable                                                                    100                    --
Repayment of revolving note payable                                                                    (200)                   --
Receipts from investment contracts credited to account balances                                         276                    26
Return of account balances on investment contracts                                                      (79)                  (52)
Net reallocations to Separate Account                                                                  (794)                 (821)
Contribution from parent                                                                              2,113                    --
                                                                                      ----------------------------------------------
Net cash provided by (used in) financing activities                                                   1,416                  (847)
                                                                                      ----------------------------------------------

Increase (decrease) in cash and cash equivalents                                                        409                  (281)
Cash and cash equivalents at beginning of period                                                      1,026                 1,932
                                                                                      ----------------------------------------------

Cash and cash equivalents at end of period                                                           $1,435                $1,651
                                                                                      ==============================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                                                           $11                    --
     Income taxes                                                                                        28                    --




















See accompanying notes.

                                                                 4

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1999.

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

STATUTORY
Net income for First Golden as determined in accordance with statutory accounting practices was $36,000 and $206,000 for the three months ended March 31, 2000 and 1999, respectively. Total statutory capital and surplus was $27,184,000 at March 31, 2000 and $25,082,000 at December 31, 1999.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income (loss) for the first quarter of 2000 and 1999 amounted to $69,000 and $(18,000), respectively. Other comprehensive income
(loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(130,000) during the first three months of 2000. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(104,000) for the first three months of 2000. There were no such amounts excluded for the first quarter of 1999.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $321,000 in the first quarter of 2000. For the first quarter of 1999, the commissions and expenses were $199,000.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the first quarters of 2000 and 1999, the Company incurred fees of $20,000 and $17,000, respectively, under this agreement.

The Company has service  agreements  with Golden  American  and  Equitable  Life
Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $121,000 and $4,000 for the first quarters of 2000 and 1999, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $91,000 and $40,000 for the first quarters of 2000 and 1999, respectively.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $52,000 and $32,000 for the first quarters of 2000 and 1999, respectively.

The Company provides resources and services to Golden American. Revenues for these services, which reduce general expenses incurred by the Company, totaled $148,000 for the first quarter of 2000.

The Company had premiums, net of reinsurance, for variable products for the three months ended March 31, 2000 and 1999 that totaled $2,000 from Locust Street Securities, Inc., an affiliate.

During the first quarter of 2000, the Company received a $2,113,000 capital contribution from Golden American.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 2000, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts as of December 31, 1999. First Golden remains liable to the extent its reinsurer does not meet its obligations under the reinsurance agreement. At March 31, 2000 and December 31, 1999, the Company had a payable of $5,000 and $4,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $9,000 in the first quarter of 2000. Also included are net considerations to the reinsurer of $2,000 in the first quarter of 1999.

The reinsurance treaty that covered the nonstandard minimum guaranteed death benefits for new business was terminated for business issued after December 31, 1999. The Company is currently pursuing alternative reinsurance arrangements for new business after December 31, 1999. There can be no assurance that such alternative arrangements will be available. Any reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. As of March 31, 2000, the Company had two investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable annuities and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Two broker/dealers, each having at least ten percent of total sales, generated 94% of the Company's sales in the three months ended March 31, 2000 (83% by two broker/dealers during the same period in 1999).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable effective July 31, 1999 and expiring July 31, 2000 with SunTrust Bank, Atlanta (the "Bank"). The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At March 31, 2000, the Company did not have any borrowings under this agreement. At December 31, 1999, the company had borrowings of $100,000 under the agreement.

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

First Golden is a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"). EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. First Golden's primary purpose is to offer variable insurance products in the states of New York and Delaware.


RESULTS OF OPERATIONS
---------------------

PREMIUMS

The Company reported $5.3 million in variable annuity premiums during the first three months of 2000 compared to $3.3 million for the first three months of 1999. For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total sales, for the three months ended March 31, 2000 totaled $5.0 million, or 94% of total premiums ($2.7 million, or 83%, from two significant broker/dealers for the three months ended March 31, 1999).

REVENUES

During the first three months of 2000 and 1999, product charges totaled $380,000 and $112,000, respectively. This increase is due to higher account balances associated with the Company's variable account option. Net investment income was $462,000 for the first three months of 2000. This is a decrease of 13.7% compared to net investment income of $535,000 for the first three months of 1999, due to a decrease in invested assets from March 31, 1999. The Company recognized realized losses of $234,000 during the first three months of 2000.

EXPENSES

The Company reported total insurance benefits and expenses of $446,000 during the first three months of 2000 compared to $298,000 for first three months of 1999. Interest credited to account balances totaled $277,000 during the first three months of 2000 and $167,000 for the same period in 1999. The increase in interest credited relates to higher credited rates associated with the Company's fixed account option within the variable product.

Commissions increased $122,000 in the first three months of 2000 from $199,000 during the first three months of 1999. Changes in commissions are generally related to changes in the level of variable product sales. General expenses were $164,000 and $168,000 for the first three months of 2000 and 1999, respectively. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

First Golden deferred $468,000 of expenses associated with the sale of variable annuity contracts for the three months ended March 31, 2000. Expenses of $321,000 were deferred for the three months ended March 31, 1999. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of deferred policy acquisition costs ("DPAC") was $97,000 for the three months ended March 31, 2000 and $60,000 for the three months ended March 31, 1999. The amortization of value of purchased insurance in force ("VPIF") was $1,000 and $1,000 for the three months ended March 31, 2000 and 1999, respectively. During the first three months of 2000, VPIF was adjusted by $2,000 to reflect changes in the assumptions related to the timing of future gross profits. During the first three months of 1999, VPIF was adjusted to reduce amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of March 31, 2000 is $8,000 for the remainder of 2000, $10,000 in 2001, $10,000 in 2002, $8,000 in 2003, $6,000
in 2004, and $5,000 in 2005. Actual amortization may vary based upon changes in assumptions and experience.

INCOME

Net income was $110,000 for the first three months of 2000, a decrease of $122,000, or 52.6%, from the same period in 1999.

Comprehensive income for the first three months of 2000 was $69,000, an increase of $87,000 from comprehensive loss of $18,000 during the first three months of 1999.


FINANCIAL CONDITION
-------------------

INVESTMENTS

All of the Company's investments are carried at fair value in the Company's financial statements. The change in the carrying value of the Company's investment portfolio includes changes in unrealized appreciation and depreciation of fixed maturities as well as a decline in the cost basis of these securities due to scheduled principal payments.

FIXED MATURITIES: At March 31, 2000, the Company had fixed maturities with an amortized cost of $28.4 million and an estimated fair value of $27.3 million. The Company classifies 100% of its securities as available for sale. Net unrealized depreciation on fixed maturities of $1,086,000 was comprised of gross appreciation of $10,000 and gross depreciation of $1,096,000. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $629,000, were included in stockholder's equity at March 31, 2000.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($18.3 million or 64.4%), that are rated BBB+ to BBB- by Standard & Poor's ($9.1 million or 31.9%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.7%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At March 31, 2000, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.7% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $975,000, or 93.8% of amortized cost value, at March 31, 2000.

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

During the three months ended March 31, 2000, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $1.7 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $234,000 in the first three months of 2000.

At March 31, 2000, no fixed maturities were deemed to have impairments in value that are other than temporary. At March 31, 2000, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.6% at March 31, 2000.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to production after October 24, 1997. The Company's DPAC was eliminated as of the ING merger date and an asset of $132,000 representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At March 31, 2000, the Company had VPIF and DPAC balances of $98,000 and $3.5 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill as of March 31, 2000 was approximately $6,000.

Other assets increased $565,000 during the first quarter of 2000 primarily due to accounts receivable at March 31, 2000.

At March 31, 2000, the Company had $54.9 million of separate account assets compared to $47.2 million at December 31, 1999. The increase in separate account assets resulted from market appreciation and sales of the Company's variable products, net of redemptions.

At March 31, 2000, the Company had total assets of $92.8 million, an increase of 11.8% from December 31, 1999.

LIABILITIES

Future policy benefits decreased $509,000 in the first three months of 2000 to $7.1 million due mainly to net reallocations to the Company's separate account. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At March 31, 2000, the Company had $54.9 million of separate account liabilities. This is an increase of 16.2% over separate account liabilities as of December 31, 1999, and is primarily related to market appreciation and sales of the Company's variable products, net of redemptions.

Other liabilities increased $363,000 from December 31, 1999. The increase results primarily from a payable to the separate account at March 31, 2000.

The Company's total liabilities increased $7.6 million, or 13.4%, during the first three months of 2000 and totaled $64.0 million at March 31, 2000. The increase is primarily the result of an increase in separate account liabilities.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of its operating, investing, and financing activities. The Company's principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash provided by operating activities was $296,000 in the first three months of 2000 compared to net cash used in operations of $7,000 in the same period of 1999. The increase in operating cash flows results primarily from an increase in annuity product charges.

Net cash used in investing activities was $1.3 million during the first three months of 2000 compared to net cash provided in investing activities of $573,000 in the same period of 1999. The decrease results primarily due to increased net purchases of short-term investments of $1.8 million in the first three months of 2000 versus $45,000 in the first three months of 1999.

Net cash provided in financing activities was $1.4 million during the first three months of 2000 compared to cash used in financing activities of $847,000 during the same period in the prior year, an increase of $2.3 million. The increase is primarily due to the $2.1 million capital contribution from Golden American.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first three months of 1999.

First Golden is required to maintain a minimum capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to its Parent during 2000.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its sales volume in the first three months of 2000. All premiums are generated from consumers and corporations in the states of New York and Delaware.

REINSURANCE: The reinsurance treaty that covered the nonstandard minimum guaranteed death benefits for new business was terminated for business issued after December 31, 1999. The Company is currently pursuing alternative reinsurance arrangements for new business after December 31, 1999. There can be no assurance that such alternative arrangements will be available. Any reinsurance covering business in force at December 31, 1999 will continue to apply in the future.

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

DATE: May 12, 2000      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK





                                      By/S/ Barnett Chernow
                                        ----------------------------------------
                                      Barnett Chernow
                                      President and Director
                                      (Principal Executive Officer)

                                      By/S/ Mary Bea Wilkinson
                                        ----------------------------------------
                                      Mary Bea Wilkinson
                                      Senior Vice President and Treasurer
                                      (Principal Financial Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months ended March 31 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

                                                                                                                    Page Number
                                                                                                                    -----------
    2      PLAN OF ACQUISITION
           (a)    Agreement and Plan of Merger dated July 7, 1997, among Equitable of Iowa Companies ("Equitable"),
                  ING Groep N.V. and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's
                  Form 8-K filed July 11, 1997)......................................................................
                                                                                                                       ------

    3      ARTICLES OF INCORPORATION AND BY-LAWS
           (a)    Articles of Incorporation of First Golden American Life Insurance Company of New York
                  ("Registrant" or "First Golden") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange
                  Commission (the "SEC") on or about March 18, 1997 (File No. 333-16279))............................
                                                                                                                       ------

           (b)    By-laws of First Golden (incorporated by reference from Exhibit 3(ii) to Amendment No. 1 to
                  Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------

    4      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
           (a)    Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))......................................................
                                                                                                                       ------

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed  with the SEC on or about  November  1, 1999 (File No. 333-77385))...........................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------

           (c)    Form of Administrative Services Agreement between First Golden and Equitable Life Insurance
                  Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's
                  Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No.
                  333-16279))........................................................................................
                                                                                                                       ------


                                                                 15


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months ended March 31, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

                                                                                                                    Page Number
                                                                                                                    -----------
           (d)    Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))......................................
                                                                                                                       ------

           (e)    Form of Participation Agreement between First Golden and the Travelers Series Fund Inc.
                  (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (f)    Participation Agreement between First Golden and the Greenwich Street Series Fund Inc.
                  (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (g)    Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc.
                  (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (h)    Form of Participation Agreement between First Golden and PIMCO Variable Insurance Trust
                  (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (i)    Form of Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(1) to Amendment No. 1 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about September 24, 1999 (File No. 333-76945))...................
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------

           (m)    Revolving Note Payable, dated July 31, 1999, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  August 13, 1999 (File No. 333-16279))..............................................................
                                                                                                                       ------


                                                                 16


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months ended March 31, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

                                                                                                                    Page Number
                                                                                                                    -----------
           (n)    Participation Agreement between First Golden and ING Variable Insurance Trust (incorporated by reference from Exhibit 10(m) to Amendment No. 2 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385)).......................
                                                                                                                       ------
           (o)    Participation Agreement between First Golden and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(n) to Amendment No. 2 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385)).......................
                                                                                                                       ------

   27      FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)..........................................................
                                                                                                                       ------


                                                                 17