Form 10-Q
period 2000-06-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2000-08-11
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 2000
                                           -------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of August 9, 2000.


NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 17                                             Page 1 of 22



                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:            First Golden American Life Insurance Company of New York

Condensed Statements of Operations (Unaudited):


                                                                                        For the Three            For the Three
                                                                                         Months Ended             Months Ended
                                                                                        June 30, 2000            June 30, 1999
                                                                              -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)

       Revenues:
         Annuity product charges                                                               $219                    $119
         Net investment income                                                                  445                     511
         Realized losses on investments                                                        (197)                    (30)
         Other income                                                                             7                       1
                                                                              -------------------------------------------------
                                                                                                474                     601
       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                               133                     151
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                                         344                     110
            General expenses                                                                    238                     174
            Insurance taxes, state licenses, and fees                                            12                       6
            Policy acquisition costs deferred                                                  (371)                   (225)
            Amortization:
              Deferred policy acquisition costs                                                  95                      63
              Value of purchased insurance in force                                              (2)                      3
              Goodwill                                                                           --                      --
                                                                              -------------------------------------------------
                                                                                                449                     282
                                                                              -------------------------------------------------
       Income before income taxes                                                                25                     319

       Income taxes                                                                               2                     188
                                                                              -------------------------------------------------

       Net income                                                                               $23                    $131
                                                                              =================================================


See accompanying notes.


                                                                  2


Condensed Statements of Operations (Unaudited):


                                                                                          For the Six              For the Six
                                                                                         Months Ended             Months Ended
                                                                                        June 30, 2000            June 30, 1999
                                                                              -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)

       Revenues:
         Annuity product charges                                                               $599                    $231
         Net investment income                                                                  907                   1,046
         Realized losses on investments                                                        (431)                    (30)
         Other income                                                                            15                      16
                                                                              -------------------------------------------------
                                                                                              1,090                   1,263
       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                               410                     318
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                                         665                     309
            General expenses                                                                    402                     342
            Insurance taxes, state licenses, and fees                                            38                      29
            Policy acquisition costs deferred                                                  (839)                   (546)
            Amortization:
              Deferred policy acquisition costs                                                 192                     123
              Value of purchased insurance in force                                              (1)                      4
              Goodwill                                                                            1                       1
                                                                              -------------------------------------------------
                                                                                                868                     580
                                                                              -------------------------------------------------
       Income before income taxes                                                               222                     683

       Income taxes                                                                              89                     320
                                                                              -------------------------------------------------

       Net income                                                                              $133                    $363
                                                                              =================================================


See accompanying notes.


                                                                 3


Condensed Balance Sheets (Unaudited):

                                                                                       June 30, 2000     December 31, 1999
                                                                            -----------------------------------------------
                                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2000-$27,765; 1999-$29,178)                                                   $26,725               $28,095
  Short-term investments                                                                    5,517                 2,309
                                                                            -----------------------------------------------
Total investments                                                                          32,242                30,404

Cash and cash equivalents                                                                   1,256                 1,026
Due from affiliates                                                                           116                   539
Accrued investment income                                                                     411                   443
Deferred policy acquisition costs                                                           3,784                 3,198
Value of purchased insurance in force                                                          97                   102
Property and equipment, less allowances for
   depreciation of $32 in 2000 and $31 in 1999                                                 34                    41
Goodwill, less accumulated amortization of $6 in 2000
   and $5 in 1999                                                                              90                    91
Other assets                                                                                  127                    19
Separate account assets                                                                    56,600                47,215
                                                                            -----------------------------------------------

Total assets                                                                              $94,757               $83,078
                                                                            ===============================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity products                                                                       $7,787                $7,583
Current income tax liability                                                                  590                   557
Deferred income tax liability                                                                 666                   610
Revolving note payable                                                                         --                   100
Due to affiliates                                                                              46                    32
Other liabilities                                                                             187                   323
Separate account liabilities                                                               56,600                47,215
                                                                            -----------------------------------------------
                                                                                           65,876                56,420
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share,
    authorized 6,000 shares                                                                    --                    --
  Common stock, par value $10 per share, authorized,
    issued, and outstanding 200,000 shares                                                  2,000                 2,000
  Additional paid-in capital                                                               26,049                23,936
  Accumulated other comprehensive loss                                                       (950)                 (927)
  Retained earnings                                                                         1,782                 1,649
                                                                            -----------------------------------------------

Total stockholder's equity                                                                 28,881                26,658
                                                                            -----------------------------------------------

Total liabilities and stockholder's equity                                                $94,757               $83,078
                                                                            ===============================================


See accompanying notes.


                                                                 4


Condensed Statements of Cash Flows (Unaudited):

                                                                                                For the Six             For the Six
                                                                                               Months Ended            Months Ended
                                                                                              June 30, 2000           June 30, 1999
                                                                                      ----------------------------------------------
                                                                                                 (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             $442                  $427

INVESTING ACTIVITIES
Sale, maturity, or repayment of fixed maturities - available for sale                                6,523                 2,285
Acquisition of fixed maturities - available for sale                                                (5,571)                 (987)
Short-term investments - net                                                                        (3,208)                3,231
Purchase of property and equipment                                                                      --                    (7)
Sale of property and equipment                                                                           6                    --
                                                                                      ----------------------------------------------
Net cash provided by (used in) investing activities                                                 (2,250)                4,522

FINANCING ACTIVITIES
Proceeds from revolving note payable                                                                   100                    --
Repayment of revolving note payable                                                                   (200)                   --
Receipts from investment contracts credited to account balances                                      1,751                   416
Return of account balances on investment contracts                                                    (133)                  (80)
Net reallocations to Separate Account                                                               (1,593)               (1,887)
Contribution from parent                                                                             2,113                    --
                                                                                      ----------------------------------------------
Net cash provided by (used in) financing activities                                                  2,038                (1,551)
                                                                                      ----------------------------------------------

Increase in cash and cash equivalents                                                                  230                 3,398
Cash and cash equivalents at beginning of period                                                     1,026                 1,932
                                                                                      ----------------------------------------------

Cash and cash equivalents at end of period                                                          $1,256                $5,330
                                                                                      ==============================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                               $11                    --


See accompanying notes.


                                                                 5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This Form is being filed with the reduced disclosure format specified in General Instruction H (1) and (2) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1999.

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

STATUTORY
Net income (loss) for First Golden as determined in accordance with statutory accounting practices was $(35,000) and $538,000 for the six months ended June 30, 2000 and 1999, respectively. Total statutory capital and surplus was $27,034,000 at June 30, 2000 and $25,082,000 at December 31, 1999.

RECLASSIFICATIONS
Certain amounts in the June 30, 1999 and March 31, 2000 financial statements have been reclassified to conform to the June 30, 2000 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income (loss) for the second quarter of 2000 and 1999 amounted to $41,000 and $(226,000), respectively. Other comprehensive income (loss) for the first six months of 2000 and 1999 amounted to $110,000 and $(244,000), respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(233,000) and $(40,000) during the first six months of 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(94,000) and $10,000 for the second quarters of 2000 and 1999, respectively, and $(198,000) and $10,000 for the first six months of 2000 and 1999, respectively.

NOTE 3 -- INVESTMENTS

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at June 30, 2000 and December 31, 1999. Fixed maturities included investments in industrials (36% in 2000, 48% in 1999), financial companies (30% in 2000, 29% in 1999), and various government bonds and government or agency mortgage-backed securities (27% in 2000, 14% in 1999).

NOTE 4 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $344,000 and $110,000 in the second quarter of 2000 and 1999, respectively. For the first six months of 2000 and 1999, the commissions and expenses were $665,000 and $309,000, respectively.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the second quarters of 2000 and 1999, the Company incurred fees of $20,000 and $16,000, respectively, under this agreement. For the first six months of 2000 and 1999, the Company incurred fees of $40,000 and $33,000, respectively.

The Company has service  agreements  with Golden  American  and  Equitable  Life
Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $69,000 and $12,000 for the second quarters of 2000 and 1999, respectively, and $190,000 and $16,000 for the six months ended June 30, 2000 and 1999, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $87,000 and $58,000 for the second quarters of 2000 and 1999, respectively, and $178,000 and $98,000 for the six months ended June 30, 2000 and 1999, respectively.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $56,000 and $22,000 for the second quarters of 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, these revenues were $108,000 and $54,000, respectively.

The Company provides resources and services to Golden American. Revenues for these services, which reduce general expenses incurred by the Company, totaled $146,000 for the second quarter of 2000 and $294,000 for the first six months of 2000.

The Company had premiums, net of reinsurance, for variable insurance products for the second quarter and first six months of 2000 totaled $25,000 and $27,000, respectively, from Locust Street Securities, Inc., an affiliate, and $0 and $11,000, respectively, from Vestax Securities Corporation, an affiliate.

In the first quarter of 2000, the Company received a $2,113,000 capital contribution from Golden American.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 2000, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts as of December 31, 1999. First Golden remains liable to the extent that the reinsurer does not meet its obligations under the reinsurance agreement. At June 30, 2000 and December 31, 1999, the Company had a payable of $1,000 and $4,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $15,000 and $6,000 in the second quarter of 2000 and 1999, respectively, and $24,000 and $8,000 for the six months ended June 30, 2000 and 1999, respectively. Also included are net policy benefits to the reinsurer of $5,000 in the second quarter and first six months of 2000.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. As of June 30, 2000, the Company had three investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable annuities and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Two broker/dealers, each having at least ten percent of total sales, generated 75% and 85% of the Company's sales in the quarter and six months ended June 30, 2000, respectively (77% and 86% by three broker/dealers during the same periods in 1999).

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable effective July 31, 1999 and expiring July 31, 2000 with SunTrust Bank, Atlanta (the "Bank"). The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.25% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At June 30, 2000, the Company did not have any borrowings under this agreement. At December 31, 1999, the Company had borrowings of $100,000 under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the condensed financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

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

RESULTS OF OPERATIONS
---------------------

PREMIUMS

The Company reported $10.6 million in variable annuity premiums during the first six months of 2000 compared to $5.1 million for the first six months of 1999. For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total sales, for the six months ended June 30, 2000 totaled $9.0 million, or 85% of total premiums ($4.4 million, or 86%, from three significant broker/dealers for the six months ended June 30, 1999).

REVENUES

During the first six months of 2000 and 1999, product charges totaled $599,000 and $231,000, respectively. This increase is mainly due to higher account balances associated with the Company's variable account option. Net investment income was $907,000 for the first six months of 2000 compared to $1,046,000 for the first six months of 1999. This is a decrease of 13.3% which resulted from a decrease in 2000 in fixed maturities and increase in short-term investments compared to June 30, 1999. The Company recognized realized losses of $431,000 during the first six months of 2000 compared to realized losses of $30,000 during the first six months of 1999. This increase resulted from additional losses on the sale of bonds in 2000.

EXPENSES

The Company reported total insurance benefits and expenses of $868,000 during the first six months of 2000 compared to $580,000 for first six months of 1999. Interest credited to account balances totaled $410,000 during the first six months of 2000 and $318,000 for the same period in 1999. The increase in interest credited relates to higher credited rates associated with the Company's fixed account option within the variable product.

Commissions increased $356,000 in the first six months of 2000 from $309,000 during the first six months of 1999. Changes in commissions are generally related to changes in the level of variable product sales. General expenses were $402,000 and $342,000 for the first six months of 2000 and 1999, respectively. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

First Golden deferred $839,000 of expenses associated with the sale of variable annuity contracts for the six months ended June 30, 2000. Expenses of $546,000 were deferred for the six months ended June 30, 1999. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of deferred policy acquisition costs ("DPAC") was $192,000 for the six months ended June 30, 2000 and $123,000 for the six months ended June 30, 1999. The amortization of value of purchased insurance in force ("VPIF") was $(1,000) and $4,000 for the six months ended June 30, 2000 and 1999, respectively. During the first six months of 2000, VPIF was adjusted by $4,000 to reflect changes in the assumptions related to the timing of future gross profits. During the first six months of 1999, VPIF was adjusted to reduce amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of June 30, 2000 is $6,000 for the remainder of 2000, $9,000 in 2001, $9,000 in 2002, $8,000 in 2003, $6,000 in 2004, and $5,000 in 2005. Actual
amortization may vary based upon changes in assumptions and experience.

INCOME

Net income was $133,000 for the first six months of 2000, a decrease of $230,000, or 63.1%, from the same period in 1999.

Comprehensive income for the first six months of 2000 was $110,000, an increase of $354,000 from comprehensive loss of $244,000 during the first six months of 1999.

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

FIXED MATURITIES: At June 30, 2000, the Company had fixed maturities with an amortized cost of $27.8 million and an estimated fair value of $26.7 million. The Company classifies 100% of its securities as available for sale. Net unrealized depreciation on fixed maturities of $1,040,000 was comprised of gross appreciation of $20,000 and gross depreciation of $1,060,000. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $618,000, were included in stockholder's equity at June 30, 2000.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($19.2 million or 69.0%), that are rated BBB+ to BBB- by Standard & Poor's ($6.6 million or 23.7%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.7%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($1.0 million or 3.6%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At June 30, 2000, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.4% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $960,000, or 92.5% of amortized cost value, at June 30, 2000.

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

During the six months ended June 30, 2000, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $7.0 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $431,000 in the first six months of 2000.

At June 30, 2000, no fixed maturities were deemed to have impairments in value that are other than temporary. At June 30, 2000, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.5% at June 30, 2000.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions, interest bonuses, and other expenses related to production after October 24, 1997 ("ING merger date"). The Company's DPAC was eliminated as of the ING merger date and an asset of $132,000 representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At June 30, 2000, the Company had VPIF and DPAC balances of $97,000 and $3.8 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill as of June 30, 2000 was approximately $6,000.

Other assets increased $108,000 during the first six months of 2000 primarily due to an increase in receivables.

At June 30, 2000, the Company had $56.6 million of separate account assets compared to $47.2 million at December 31, 1999. The increase in separate account assets resulted from market appreciation, transfers from the fixed account, and sales of the Company's variable products, net of redemptions.

At June 30, 2000, the Company had total assets of $94.8 million, an increase of 14.1% from December 31, 1999.

LIABILITIES

Future policy benefits increased $204,000 in the first six months of 2000 to $7.8 million reflecting premium growth in the Company's fixed account option of the variable product, net of transfers to the separate account. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges. At June 30, 2000, the Company had $56.6 million of separate account liabilities. This is an increase of 19.9% over separate account liabilities as of December 31, 1999, and is primarily related to market appreciation, transfers from the fixed account, and sales of the Company's variable products, net of redemptions.

Other liabilities decreased $136,000 from December 31, 1999, due mainly to a decrease in accrued payables.

The Company's total liabilities increased $9.5 million, or 16.8%, during the first six months of 2000 and totaled $65.9 million at June 30, 2000. The increase is primarily the result of an increase in separate account liabilities.

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

Net cash provided by operating activities was $442,000 in the first six months of 2000 compared to net cash provided by operations of $427,000 in the same period of 1999. The increase in operating cash flows results primarily from an increase in annuity product charges.

Net cash used in investing activities was $2,250,000 during the first six months of 2000 compared to net cash provided in investing activities of $4,522,000 in the same period of 1999. The decrease results primarily from increased net purchases of short-term investments of $3,208,000 in the first six months of 2000 versus net sales of $3,231,000 in the first six months of 1999, increased purchases of fixed maturities of $5,571,000 in the first six months of 2000 compared to $987,000 in the same period of 1999, which were offset by increased sales of $6,523,000 in the first six months of 2000 compared to $2,285,000 in the same period of 1999.

Net cash provided in financing activities was $2,038,000 during the first six months of 2000 compared to cash used in financing activities of $1,551,000 during the same period in the prior year, an increase of $3,589,000. The increase is primarily due to the $2,113,000 capital contribution from Golden American and a $1,335,000 increase in receipts from investments contracts credited to account balances.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which expired on July 31, 2000. As of July 31, 2000, the SunTrust Bank, Atlanta revolving note facility was extended to July 30, 2001. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first six months of 2000.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its sales volume in the first six months of 2000. Premiums are primarily generated from consumers and corporations in the state of New York.

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

DATE: August 11, 2000  FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK





                                          By/S/       Barnett Chernow
                                            ------------------------------------
                                          Barnett Chernow
                                          President and Director
                                          (Principal Executive Officer)

                                          By/S/       Mary Bea Wilkinson
                                            ------------------------------------
                                          Mary Bea Wilkinson
                                          Senior Vice President and Treasurer
                                          (Principal Financial Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

    3      ARTICLES OF INCORPORATION AND BY-LAWS
           (a)    Articles of Incorporation of First Golden American Life Insurance Company of New York
                  ("Registrant" or "First Golden") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange
                  Commission (the "SEC") on or about March 18, 1997 (File No. 333-16279))............................
                                                                                                                       ------

           (b)    By-laws of First Golden (incorporated by reference from Exhibit 3(ii) to Amendment No. 1 to
                  Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------

    4      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
           (a)    Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))......................................................
                                                                                                                       ------

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about November 1, 1999 (File No. 333-77385))..............................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------

           (c)    Form of Administrative Services Agreement between First Golden and Equitable Life Insurance
                  Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's
                  Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No.
                  333-16279))........................................................................................
                                                                                                                       ------


                                                                 17


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (e)    Form of Participation Agreement between First Golden and the Travelers Series Fund Inc.
                  (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (f)    Participation Agreement between First Golden and the Greenwich Street Series Fund Inc.
                  (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (g)    Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc.
                  (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (h)    Form of Participation Agreement between First Golden and PIMCO Variable Insurance Trust
                  (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (i)    Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(1) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about April 25, 2000 (File No. 333-77385))................................
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------

           (m)    Revolving Note Payable, dated July 31, 1999, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  August 13, 1999 (File No. 333-16279))..............................................................
                                                                                                                       ------


                                                                 18


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months Ended June 30, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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
                                                                                                                       ------

           (p)    Renewal of Revolving Note Payable, dated July 31, 2000, between First Golden and SunTrust Bank,
                  Atlanta............................................................................................  20

   27      FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)..........................................................
                                                                                                                       ------


                                                                 19