Form 10-Q
period 2000-09-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2000-11-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 --------- FORM 10-Q (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 ------------------------------------- OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ---------------- --------------- Commission file number 333-16279, 333-77385 ------------------------- FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK -------------------------------------------------------------------------------- (Exact name of registrant as specified in its charter) New York 13-3919096 -------------------------------------------------------------------------------- (State or other jurisdiction of (IRS employer identification no.) incorporation or organization) 230 Park Avenue, Suite 966, New York, New York 10169-0999 -------------------------------------------------------------------------------- (Address of principal executive offices) (Zip code) Registrant's telephone number, including area code (212) 973-9647 ------------------------------ -------------------------------------------------------------------------------- Former name, former address and formal fiscal year, if changed since last report Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of November 13, 2000. NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2). Exhibit index - Page 17 Page 1 of 19
FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS. Person for whom the Financial Information is given: First Golden American Life Insurance Company of New York Condensed Statements of Operations (Unaudited): For the Three For the Three Months Ended Months Ended September 30, 2000 September 30, 1999 ------------------------------------------------- (Dollars in thousands) Revenues: Annuity product charges $209 $146 Net investment income 399 491 Realized gains (losses) on investments 4 (43) Other income 5 (2) ------------------------------------------------- 617 592 Insurance benefits and expenses: Annuity benefits: Interest credited to account balances 97 142 Underwriting, acquisition, and insurance expenses: Commissions 217 191 General expenses 165 216 Insurance taxes, state licenses, and fees 11 43 Policy acquisition costs deferred (262) (277) Amortization: Deferred policy acquisition costs 89 69 Value of purchased insurance in force (4) 3 Goodwill 1 1 ------------------------------------------------- 314 388 ------------------------------------------------- Income before income taxes 303 204 Income taxes 136 94 ------------------------------------------------- Net income $167 $110 ================================================= See accompanying notes. 2
Condensed Statements of Operations (Unaudited): For the Nine For the Nine Months Ended Months Ended September 30, 2000 September 30, 1999 ------------------------------------------------- (Dollars in thousands) Revenues: Annuity product charges $808 $377 Net investment income 1,306 1,537 Realized losses on investments (427) (73) Other income 20 14 ------------------------------------------------- 1,707 1,855 Insurance benefits and expenses: Annuity benefits: Interest credited to account balances 507 460 Underwriting, acquisition, and insurance expenses: Commissions 882 500 General expenses 567 558 Insurance taxes, state licenses, and fees 49 34 Policy acquisition costs deferred (1,101) (823) Amortization: Deferred policy acquisition costs 281 192 Value of purchased insurance in force (5) 7 Goodwill 2 2 ------------------------------------------------- 1,182 930 ------------------------------------------------- Income before income taxes 525 925 Income taxes 225 452 ------------------------------------------------- Net income $300 $473 ================================================= See accompanying notes. 3
Condensed Balance Sheets (Unaudited): September 30, 2000 December 31, 1999 ----------------------------------------------- (Dollars in thousands, except per share data) ASSETS Investments: Fixed maturities, available for sale, at fair value (cost: 2000-$26,924; 1999-$29,178) $26,295 $28,095 Short-term investments 6,517 2,309 ----------------------------------------------- Total investments 32,812 30,404 Cash and cash equivalents 1,173 1,026 Due from affiliates 63 539 Accrued investment income 577 443 Deferred policy acquisition costs 3,927 3,198 Value of purchased insurance in force 104 102 Property and equipment, less allowances for depreciation of $34 in 2000 and $27 in 1999 32 41 Goodwill, less accumulated amortization of $7 in 2000 and $5 in 1999 89 91 Other assets 219 19 Separate account assets 60,693 47,215 ----------------------------------------------- Total assets $99,689 $83,078 =============================================== LIABILITIES AND STOCKHOLDER'S EQUITY Policy liabilities and accruals: Future policy benefits: Annuity products $7,868 $7,583 Current income tax liability 932 557 Deferred income tax liability 506 610 Revolving note payable -- 100 Due to affiliates 53 32 Other liabilities 207 323 Separate account liabilities 60,693 47,215 ----------------------------------------------- 70,259 56,420 Commitments and contingencies (Note 5) Stockholder's equity: Preferred stock, par value $5,000 per share, authorized 6,000 shares -- -- Common stock, par value $10 per share, authorized, issued, and outstanding 200,000 shares 2,000 2,000 Additional paid-in capital 26,049 23,936 Accumulated other comprehensive loss (568) (927) Retained earnings 1,949 1,649 ----------------------------------------------- Total stockholder's equity 29,430 26,658 ----------------------------------------------- Total liabilities and stockholder's equity $99,689 $83,078 =============================================== See accompanying notes. 4
Condensed Statements of Cash Flows (Unaudited): For the Nine For the Nine Months Ended Months Ended September 30, 2000 September 30, 1999 ---------------------------------------------- (Dollars in thousands) NET CASH PROVIDED BY OPERATING ACTIVITIES $767 $3,188 INVESTING ACTIVITIES Sale, maturity, or repayment of fixed maturities - available for sale 8,271 4,802 Acquisition of fixed maturities - available for sale (6,487) (5,314) Short-term investments - net (4,208) (719) Purchase of property and equipment -- (8) ---------------------------------------------- Net cash provided by (used in) investing activities (2,424) (1,239) FINANCING ACTIVITIES Proceeds from revolving note payable 100 -- Repayment of revolving note payable (200) -- Receipts from investment contracts credited to account balances 2,701 664 Return of account balances on investment contracts (362) (106) Net reallocations to Separate Account (2,548) (2,943) Contribution from parent 2,113 -- ---------------------------------------------- Net cash provided by (used in) financing activities 1,804 (2,385) ---------------------------------------------- Increase (decrease) in cash and cash equivalents 147 (436) Cash and cash equivalents at beginning of period 1,026 1,932 ---------------------------------------------- Cash and cash equivalents at end of period $1,173 $1,496 ============================================== SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for interest $11 -- Cash paid during the period for income taxes 28 $10 See accompanying notes. 5
NOTE 1 -- BASIS OF PRESENTATION The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This Form is being filed with the reduced disclosure format specified in General Instruction H (1) and (2) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 1999. ORGANIZATION First Golden is a stock life insurance company organized under the laws of the State of New York and is a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"). EIC is an indirect wholly owned subsidiary of ING Groep N.V., a global financial services holding company based in The Netherlands. STATUTORY Net income (loss) for First Golden as determined in accordance with statutory accounting practices was $(214,000) and $732,000 for the nine months ended September 30, 2000 and 1999, respectively. Total statutory capital and surplus was $26,861,000 at September 30, 2000 and $25,082,000 at December 31, 1999. RECLASSIFICATIONS Certain amounts in prior period financial statements have been reclassified to conform to the September 30, 2000 financial statement presentation. NOTE 2 -- COMPREHENSIVE INCOME Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income (loss) for the third quarter of 2000 and 1999 amounted to $549,000 and $(14,000), respectively. Other comprehensive income (loss) for the first nine months of 2000 and 1999 amounted to $659,000 and $(258,000), respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(181,000) and $(99,000) during the first nine months of 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(299,000) and $15,000 for the third quarters of 2000 and 1999, respectively, and $(246,000) and $26,000 for the first nine months of 2000 and 1999, respectively. NOTE 3 -- INVESTMENTS INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at September 30, 2000 and December 31, 1999. Fixed maturities included investments in industrials (37% in 2000, 48% in 1999), financial companies (29% in 2000, 29% in 1999), and various government bonds and government or agency mortgage-backed securities (27% in 2000, 14% in 1999). 6 NOTE 4 -- RELATED PARTY TRANSACTIONS Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $217,000 and $191,000 in the third quarter of 2000 and 1999, respectively. For the first nine months of 2000 and 1999, the commissions and expenses were $882,000 and $500,000, respectively. The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the third quarters of 2000 and 1999, the Company incurred fees of $20,000 and $18,000, respectively, under this agreement. For the first nine months of 2000 and 1999, the Company incurred fees of $60,000 and $51,000, respectively. The Company has service agreements with Golden American and Equitable Life Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $109,000 and $35,000 for the third quarters of 2000 and 1999, respectively, and $299,000 and $51,000 for the nine months ended September 30, 2000 and 1999, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $89,000 and $11,000 for the third quarters of 2000 and 1999, respectively, and $267,000 and $109,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $54,000 and $49,000 for the third quarters of 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, these revenues were $162,000 and $103,000, respectively. The Company provides resources and services to Golden American. Revenues for these services, which reduce general expenses incurred by the Company, totaled $142,000 for the third quarter of 2000 and $436,000 for the first nine months of 2000. The Company had premiums, net of reinsurance, for variable insurance products for the third quarter and first nine months of 2000 totaled $572,000 and $583,000, respectively, from Vestax Securities Corporation, an affiliate. In the first quarter of 2000, the Company received a $2,113,000 capital contribution from Golden American. NOTE 5 -- COMMITMENTS AND CONTINGENCIES REINSURANCE: At September 30, 2000, First Golden had a reinsurance treaty with an unaffiliated reinsurer covering a significant portion of the mortality risks under its variable contracts as of December 31, 1999. First Golden remains liable to the extent that the reinsurer does not meet its obligations under the reinsurance agreement. At September 30, 2000 and December 31, 1999, the Company had a payable of $4,000 and $4,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $11,000 and $7,000 in the third quarter of 2000 and 1999, respectively, and $35,000 and $15,000 for the nine months ended September 30, 2000 and 1999, respectively. Also included are net policy benefits to the reinsurer of $0 in the third quarter and $5,000 for the first nine months of 2000. 7 The reinsurance treaty that covered the nonstandard minimum guaranteed death benefits for new business was terminated for business issued after December 31, 1999. The Company is currently pursuing alternative reinsurance arrangements for new business after December 31, 1999. There can be no assurance that such alternative arrangements will be available. Any reinsurance covering business in force at December 31, 1999 will continue to apply in the future. LITIGATION: The Company, like other insurance companies, may be named or otherwise involved in lawsuits, including class action lawsuits and arbitrations. In some class action and other actions involving insurers, substantial damages have been sought and/or material settlement or award payments have been made. The Company currently believes no pending or threatened lawsuits or actions exist that are reasonably likely to have a material adverse impact on the Company. VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. As of September 30, 2000, the Company had three investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable annuities and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Three broker/dealers, each having at least ten percent of total sales for the third quarter, generated 82% of the Company's sales in the third quarter of 2000 (84% by two broker/dealers during the same period in 1999). Two broker/dealers, each having at least ten percent of total sales for nine months ended September 30, 2000, generated 80% of the Company's sales for nine months ended September 30, 2000 (89% by three broker/dealers during the same period in 1999). REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable effective July 31, 1999 and expiring July 30, 2000 with SunTrust Bank, Atlanta (the "Bank"). As of July 31, 2000, the SunTrust Bank, Atlanta, revolving note facilities were extended to July 30, 2001. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. At September 30, 2000, the Company did not have any borrowings under this agreement. At December 31, 1999, the Company had borrowings of $100,000 under this agreement. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS The purpose of this section is to discuss and analyze First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the condensed financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report. First Golden is a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"). EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. First Golden's primary purpose is to offer variable insurance products in the states of New York and Delaware. 8 RESULTS OF OPERATIONS --------------------- PREMIUMS The Company reported $14.6 million in variable annuity premiums during the first nine months of 2000 compared to $8.5 million for the first nine months of 1999. For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges. Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total sales, for the nine months ended September 30, 2000 totaled $11.7 million, or 80% of total premiums ($7.6 million, or 89%, from three significant broker/dealers for the nine months ended September 30, 1999). REVENUES During the first nine months of 2000 and 1999, product charges totaled $808,000 and $377,000, respectively. This increase is mainly due to higher account balances associated with the Company's variable account option. Net investment income was $1,306,000 for the first nine months of 2000 compared to $1,537,000 million for the first nine months of 1999. This is a decrease of 15.0% which resulted from a decrease in 2000 in fixed maturities and an increase in short-term investments compared to September 30, 1999. The Company recognized realized losses of $427,000 during the first nine months of 2000 compared to realized losses of $73,000 during the first nine months of 1999. This increase resulted from additional losses on the sale of bonds in 2000. EXPENSES The Company reported total insurance benefits and expenses of $1,182,000 during the first nine months of 2000 compared to $930,000 for first nine months of 1999. Interest credited to account balances totaled $507,000 during the first nine months of 2000 and $460,000 for the same period in 1999. Commissions increased $382,000 in the first nine months of 2000 from $500,000 during the first nine months of 1999. Changes in commissions are generally related to changes in the level of variable product sales. General expenses were $567,000 and $558,000 for the first nine months of 2000 and 1999, respectively. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings. First Golden deferred $1,101,000 of expenses associated with the sale of variable annuity contracts for the nine months ended September 30, 2000. Expenses of $823,000 were deferred for the nine months ended September 30, 1999. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of deferred policy acquisition costs ("DPAC") was $281,000 for the nine months ended September 30, 2000 and $192,000 for the nine months ended September 30, 1999. The amortization of value of purchased insurance in force ("VPIF") was $(5,000) and $7,000 for the nine months ended September 30, 2000 and 1999, respectively. During the first nine months of 2000, VPIF was adjusted by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. During the first nine months of 1999, VPIF was adjusted to reduce amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of September 30, 2000 is $2,000 for the remainder of 2000, $11,000 in 2001, $10,000 in 2002, $8,000 in 2003, $6,000 in 2004, and $5,000 in 2005. Actual amortization may vary based upon changes in assumptions and experience. 9 INCOME Net income was $300,000 for the first nine months of 2000, a decrease of $173,000, or 36.6%, from the same period in 1999. Comprehensive income for the first nine months of 2000 was $659,000, an increase of $917,000 from comprehensive loss of $258,000 during the first nine months of 1999. FINANCIAL CONDITION ------------------- INVESTMENTS All of the Company's investments are carried at fair value in the Company's financial statements. The change in the carrying value of the Company's investment portfolio includes changes in unrealized appreciation and depreciation of fixed maturities as well as a decline in the cost basis of these securities due to scheduled principal payments. FIXED MATURITIES: At September 30, 2000, the Company had fixed maturities with an amortized cost of $26.9 million and an estimated fair value of $26.3 million. The Company classifies 100% of its securities as available for sale. Net unrealized depreciation on fixed maturities of $629,000 was comprised of gross appreciation of $94,000 and gross depreciation of $723,000. Net unrealized holding losses on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $568,000, were included in stockholder's equity at September 30, 2000. The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($19.3 million or 71.7%), that are rated BBB+ to BBB- by Standard & Poor's ($6.6 million or 24.4%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.9%). Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At September 30, 2000, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.4% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $970,000, or 93.7% of amortized cost value, at September 30, 2000. Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are issuers of investment grade securities. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry. The Company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt securities, if impairment in value is determined to be other than temporary (i.e., if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the new cost basis. The amount of the 10 write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the Company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the Company's net income in future periods. During the nine months ended September 30, 2000, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $8.7 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $428,000 in the first nine months of 2000. At September 30, 2000, no fixed maturities were deemed to have impairments in value that are other than temporary. At September 30, 2000, the Company had no investments in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.5% at September 30, 2000. OTHER ASSETS DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions, interest bonuses, and other expenses related to production after October 24, 1997 ("ING merger date"). The Company's DPAC was eliminated as of the ING merger date and an asset of $132,000 representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At September 30, 2000, the Company had VPIF and DPAC balances of $104,000 and $3.9 million, respectively. Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill as of September 30, 2000 was approximately $7,000. Other assets increased $200,000 during the first nine months of 2000 primarily due to an increase in receivables. At September 30, 2000, the Company had $60.7 million of separate account assets compared to $47.2 million at December 31, 1999. The increase in separate account assets primarily resulted from transfers from the fixed account, and sales of the Company's variable products, net of redemptions. At September 30, 2000, the Company had total assets of $99.7 million, an increase of 20.0% from December 31, 1999. LIABILITIES Future policy benefits increased $285,000 in the first nine months of 2000 to $7.9 million reflecting premiums invested in the Company's fixed account option of the variable product, net of transfers to the separate account. Policy reserves represent the premiums received net of transfers plus accumulated interest less mortality and administration charges. At September 30, 2000, the Company had $60.7 million of separate account liabilities. This is an increase of 28.5% over separate account liabilities as of December 31, 1999, and is primarily related to transfers from the fixed account, and sales of the Company's variable products, net of redemptions. Other liabilities decreased $116,000 from December 31, 1999, due mainly to a decrease in accrued payables. The Company's total liabilities increased $13.8 million, or 24.5%, during the first nine months of 2000 and totaled $70.3 million at September 30, 2000. The increase is primarily the result of an increase in separate account liabilities. 11 The effects of inflation and changing prices on the Company's financial position are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in stockholder's equity when monetary assets exceed monetary liabilities. LIQUIDITY AND CAPITAL RESOURCES ------------------------------- Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of its operating, investing, and financing activities. The Company's principal sources of cash are variable annuity premiums and product charges, investment income, maturing investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, investment purchases, repayment of debt, as well as withdrawals and surrenders. Net cash provided by operating activities was $767,000 in the first nine months of 2000 compared to net cash provided by operations of $3,188,000 in the same period of 1999. The decrease in operating cash flows results primarily from an decrease in securities payable. Net cash used in investing activities was $2,424,000 during the first nine months of 2000 compared to net cash provided in investing activities of $1,239,000 in the same period of 1999. The increase in net cash used in investing activities results from increased net short-term investments of $4,208,000 for the first nine months of 2000 versus $719,000 for the same period in 1999. Net sales of fixed maturities were $1,784,000 in the first nine months of 2000 versus net purchases of $512,000 in the same period in 1999. Net cash provided in financing activities was $1,804,000 during the first nine months of 2000 compared to cash used in financing activities of $2,385,000 during the same period in the prior year, an increase of $4,189,000. The increase is primarily due to the $2,113,000 capital contribution from Golden American and a $2,037,000 increase in receipts from investments contracts credited to account balances. The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which expired on July 31, 2000. As of July 31, 2000, the SunTrust Bank, Atlanta revolving note facility was extended to July 30, 2001. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations. First Golden's principal office is located in New York, New York, where certain of the Company's records are maintained. The 2,568 square feet of office space is leased through 2001. First Golden believes it will be able to fund the capital required for projected new business primarily with existing capital and future capital contributions from its Parent. First Golden expects to continue to receive capital contributions from Golden American if necessary. It is ING's policy to ensure adequate capital and surplus is provided for the Company and, if necessary, additional funds will be contributed. The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first nine months of 2000. First Golden is required to maintain a minimum capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York. Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the 12 dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to its Parent during 2000. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to monitor the capitalization of insurance companies based upon the type and mixture of risks inherent in a company's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. The Company has complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the Company has total adjusted capital well above all required capital levels. VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of insurance products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its sales volume in the first nine months of 2000. Premiums are primarily generated from consumers and corporations in the state of New York. REINSURANCE: The reinsurance treaty that covered the nonstandard minimum guaranteed death benefits for new business was terminated for business issued after December 31, 1999. The Company is currently pursuing alternative reinsurance arrangements for new business after December 31, 1999. There can be no assurance that such alternative arrangements will be available. Any reinsurance covering business in force at December 31, 1999 will continue to apply in the future. IMPACT OF YEAR 2000: In prior years, the Company discussed the nature and progress of Golden American's plans for the Company to become Year 2000 ready. In late 1999, Golden American completed remediation and testing of the Company's systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Golden American will continue to monitor the Company's mission critical computer applications and those of suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. 13 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS --------------------------------------------------------- Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors, or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors: 1. Prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value and liquidity of the Company's investments, fee revenue, and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products. 2. Changes in the federal income tax laws and regulations, which may affect the tax status of the Company's products. 3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Company's products. 4. Increasing competition in the sale of the Company's products. 5. Other factors that could affect the performance of the Company, including, but not limited to, market conduct claims, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Company's variable products. 14 PART II. OTHER INFORMATION ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. (a) Exhibits A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein. (b) Reports on Form 8-K None 15 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. DATE: November 13, 2000 FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK By/s/ Barnett Chernow ------------------------------------- Barnett Chernow President and Director (Principal Executive Officer) By/s/ Mary Bea Wilkinson ------------------------------------- Mary Bea Wilkinson Senior Vice President (Principal Financial Officer) 16
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK Page Number ----------- 2 PLAN OF ACQUISITION (a) Agreement and Plan of Merger dated July 7, 1997, among Equitable of Iowa Companies ("Equitable"), ING Groep N.V. and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's Form 8-K filed July 11, 1997)...................................................................... ------ 3 ARTICLES OF INCORPORATION AND BY-LAWS (a) Articles of Incorporation of First Golden American Life Insurance Company of New York ("Registrant" or "First Golden") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC") on or about March 18, 1997 (File No. 333-16279))............................ ------ (b) By-laws of First Golden (incorporated by reference from Exhibit 3(ii) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279)).............................................................................. ------ 4 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (a) Individual Deferred Combination Variable and Fixed Annuity Contract (incorporated by reference from Exhibit 4(a) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...................................................... ------ (b) Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))........................................... ------ (c) Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about November 1, 1999 (File No. 333-77385)).............................. ------ 10 MATERIAL CONTRACTS (a) Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279)).......... ------ (b) Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279)).............................................................................. ------ 17
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK Page Number ----------- (c) Form of Administrative Services Agreement between First Golden and Equitable Life Insurance Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))........................................................................................ ------ (d) Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279)).................................... ------ (e) Form of Participation Agreement between First Golden and the Travelers Series Fund Inc. (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................ ------ (f) Participation Agreement between First Golden and the Greenwich Street Series Fund Inc. (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................ ------ (g) Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc. (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................ ------ (h) Form of Participation Agreement between First Golden and PIMCO Variable Insurance Trust (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))............................ ------ (i) Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(1) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 25, 2000 (File No. 333-77385))................................ ------ (j) Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))................................................... ------ (k) Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))........................................... ------ (l) Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on November 12, 1998 (File No. 333-16279))............................................................ ------ 18
INDEX Exhibits to Form 10-Q Nine Months Ended September 30, 2000 FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK Page Number ----------- (m) Revolving Note Payable, dated July 31, 1999, between First Golden and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on August 13, 1999 (File No. 333-16279)).............................................................. ------ (n) Participation Agreement between First Golden and ING Variable Insurance Trust (incorporated by reference from Exhibit 10(m) to Amendment No. 2 to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385))....................... ------ (o) Participation Agreement between First Golden and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(n) to Amendment No. 2 to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385))....................... ------ (p) Renewal of Revolving Note Payable, dated July 31, 2000, between First Golden and SunTrust Bank, Atlanta (incorporated by reference from Exhibit 10(p) to First Golden's Form 10-Q filed with the SEC on August 11, 2000 (File No. 333-16279))....................................................... ------ 27 FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY).......................................................... ------ 19