Form 10-K
period 2000-12-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2001-03-29
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000.

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

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
             N/A                                       N/A
--------------------------------------------------------------------------------
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No     .
    ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 28, 2001, 200,000 shares of Common Stock, $10 par value, are issued and outstanding.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS I (2).

DOCUMENTS INCORPORATED BY REFERENCE
See exhibit index - page 34.
                                                                    Page 1 of 59

PART I
ITEM 1. BUSINESS.

OVERVIEW

First Golden American Life Insurance Company of New York ("First Golden" or "Company") is a stock life insurance company organized under the laws of the State of New York. The Company was incorporated on May 24, 1996 and is a wholly owned life insurance subsidiary of Golden American Life Insurance Company ("Golden American" or "Parent"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"). EIC is an indirect wholly owned subsidiary of ING Groep N.V., a global financial services holding company based in The Netherlands.

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

On October 24, 1997 (the "merger date"), PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation.

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

Variable annuities are long-term savings vehicles in which contractowner premiums (purchase payments) are recorded and maintained in a fixed account or variable separate account. The variable separate account is established as a registered unit investment trust. At December 31, 2000, funds on deposit in the Company's variable annuity separate and fixed accounts totaled $57.7 million and $7.1 million, respectively. Variable annuities provide the Company with fee based revenues in the form of various charges and fees charged to the contractowner's account. Revenues include charges for mortality and expense risk, contract administration, and surrender charges.

Marketing of the variable products on behalf of First Golden is primarily through broker/dealers.

BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable annuity competitive environment remains intense and is dominated by a number of large highly rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. However, overall demand for variable insurance products remains strong for several reasons including: a growing U.S. economy, low levels of inflation, and moderate interest rate levels;  an  aging  U.  S.  population  that  is  increasingly  concerned  about retirement, estate planning, and maintaining their standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits.

REGULATION

The Company's insurance operations are conducted in a highly regulated environment. The primary regulator of First Golden's insurance operations is the Superintendent of Insurance for the State of New York. The Company is also regulated by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. See Item 7, Management's Discussion and Analysis of Results of Operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information called for by this item is omitted pursuant to General Instruction I
(2)(c)of Form 10-K.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant is a wholly owned subsidiary of Golden American. There is no public trading market for the Registrant's common stock.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to First Golden within thirty days after the filing. First Golden did not pay common stock dividends during 2000, 1999, or 1998.

ITEM 6. SELECTED FINANCIAL DATA.

Information called for by this item is omitted pursuant to General Instruction I
(2)(a)of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze First Golden's results of operations. In addition, some analysis and information regarding First Golden's financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the financial statements, related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

RESULTS OF OPERATIONS
=====================

PREMIUMS

The Company reported variable annuity premiums of $17.0 million for the year ended December 31, 2000 and $11.7 million for the year ended December 31, 1999. This increase relates to the increased sales of the Company's products in 2000.

For the Company's variable contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total sales, for the year ended December 31, 2000 totaled $13.5 million, or 79.2% of premiums compared to $10.6 million, or 90.6% from three significant broker/dealers for the year ended December 31, 1999.

REVENUES

Product charges from variable annuities totaled $766,000 in 2000 and $556,000 in 1999. This increase is due to higher account balances associated with the Company's separate account options. Net investment income was $2.0 million for the year ended December 31, 2000. This was a decrease of 5.8% compared to net investment income of $2.1 million for the year ended December 31, 1999 due to a shift towards short-term investments. The Company recognized realized losses of $689,000 during 2000 compared to realized losses of $166,000 during 1999 from the sales of investments.

EXPENSES

The Company reported total insurance benefits and expenses of $1.8 million for the year ended December 31, 2000 and $1.2 million for the year ended December 31, 1999. Insurance benefits and expenses consist of interest credited to account balances, benefit claims incurred in excess of account balances, commissions, general expenses, insurance taxes, state licenses, and fees, amortization of deferred policy acquisition expenses, goodwill, and value of purchased insurance in force, net of deferred policy acquisition costs. Interest credited to account balances was $401,000 and $590,000 for the years ended December 31, 2000 and December 31, 1999, respectively. This decrease is primarily due to lower average account balances associated with the Company's fixed account option within the variable product caused by reallocations to the separate account.

Commissions, general expenses, and insurance taxes, state licenses, and fees were $1.1 million, $1.2 million, and $70,000, respectively, for the year ended December 31, 2000. For the year ended December 31, 1999, commissions, general expenses, and insurance taxes, state licenses, and fees were $697,000, $362,000 and $62,000, respectively. Costs incurred as the result of sales have been deferred, thus having very little impact on current earnings. General expenses increased in the year ended December 31, 2000 due to an increase in the volume of business as well as an increase in expense allocations.

The Company's deferred policy acquisition costs ("DPAC") was eliminated and an asset of $132,000 representing value of purchased insurance in force ("VPIF") was established for policies in force at the merger date. The Company deferred $1.3 million of expenses associated with the sale of variable annuity contracts for the year ended December 31, 2000. Expenses of $879,000 were deferred for the year ended December 31, 1999. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $322,000 and $201,000 for the years ended December 31, 2000 and 1999, respectively. The amortization of VPIF was $(4,000) for the year ended December 31, 2000 and $35,000 for the year ended December 31, 1999. During 2000 and 1999, VPIF was adjusted for the effect of realized losses by $22,000 and $0, respectively. During 2000 and 1999, VPIF was adjusted to increase amortization by $4,000 and $3,000, respectively, to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2000 is $11,000 in 2001, $10,000 in 2002, $9,000 in 2003, $7,000 in 2004, and $5,000 in 2005.
Actual amortization may vary based upon changes in assumptions and experience.

INCOME

Net income for the year ended December 31, 2000 was $136,000. This was a decrease of $675,000 from net income of $811,000 for the year ended December 31, 1999.

Comprehensive gain for 2000 was $606,000, compared to a loss of $452,000 for 1999.

FINANCIAL CONDITION
-------------------

RATINGS

Currently, the Company's ratings are A+ by A.M. Best Company, AA+ by Fitch IBCA, Duff & Phelps Credit Rating Company, and AA+ by Standard & Poor's Rating Services ("Standard & Poor's").

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

FIXED MATURITIES: At December 31, 2000, the Company had fixed maturities with an amortized cost of $25.8 million and an estimated fair value of $25.2 million. The Company classifies 100% of its securities as available for sale. Net unrealized depreciation on fixed maturities of $566,000 was comprised of gross appreciation of $308,000 and gross depreciation of $874,000. At December 31, 1999, net unrealized investment gains on fixed maturities designated as available for sale totaled $1.1 million.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U. S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($13.4 million or 51.9%), that are rated BBB+ to BBB- by Standard & Poor's ($4.6 million or 17.8%), and below investment grade securities which are securities issued by corporations that are rated BB+ to BB-by Standard & Poor's ($2.0 million or 7.8%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($5.8 million or 22.5%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company estimates the fair value of its below investment grade portfolio was $1.5 million, or 73.7% of the amortized cost value, at December 31, 2000. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At December 31, 2000, the yield at amortized cost on the Company's below investment grade portfolio was 7.3% compared to 6.7% for the Company's investment grade corporate bond portfolio.

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

During the year ended December 31, 2000, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $10.5 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and scheduled principal repayments of fixed maturities amounted to $689,000 in 2000.

At December 31, 2000, no fixed maturities were deemed to have impairments in value that are other than temporary. At December 31, 2000, the Company had no investments in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.5% at December 31, 2000.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to the production of new business after the merger. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. The Company's DPAC was eliminated as of the merger date and an asset of $132,000 representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. At December 31, 2000, the Company had VPIF and DPAC balances of $113,000 and $4.2 million, respectively.

Due from affiliates decreased by $471,000 to $68,000 due mainly to a decrease in receivables from Golden American and Directed Services, Inc. ("DSI") during the year ended December 31, 2000.

Accrued investment income decreased $51,000 to $392,000 as of December 31, 2000 from $443,000 at December 31, 1999. The change in accrued investment income resulted from a shift towards short-term investments.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the merger date. Accumulated amortization of goodwill as of December 31, 2000 was approximately $7,000.

At December 31, 2000, the Company had $57.7 million of separate account assets compared to $47.2 million at December 31, 1999. The increase in separate account assets resulted from the growth in sales of the Company's variable products, net of redemptions, and from net policyholder transfers to the separate account options from the fixed account options within the variable products. The increase is partially offset by negative equity market returns.

At December 31, 2000, the Company had total assets of $96.5 million, an increase of 16.1% over total assets at December 31, 1999.

LIABILITIES

Future policy benefits decreased $518,000 during 2000 to $7.1 million, due to net reallocations to the Company's separate account from the Company's fixed accounts. Policy reserves represent the premiums received plus accumulated interest less administration charges. At December 31, 2000, the Company had $57.7 million of separate account liabilities. This is an increase of 22.2% over separate account liabilities as of December 31, 1999, and is primarily related to the growth in sales of the Company's variable products, net of redemptions, and from net policyholder transfers to the separate account options from the fixed account options within the variable products. The increase is partially offset by negative equity market returns.

Due to affiliates increased by $955,000 to $987,000. This was mainly due to a payable to Golden American who paid taxes of $500,000 on behalf of First Golden.

Other liabilities increased $160,000 during 2000. The increase results primarily due to an increase in outstanding checks and accounts payable.

The Company's total liabilities increased $10.7 million, or 18.9%, during 2000 and totaled $67.1 million at December 31, 2000. The increase is primarily the result of an increase in separate account liabilities.

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

Net cash provided by operating activities was $1.6 million in 2000 compared to net cash provided by operations of $892,000 in 1999. The increase in operating cash flow results primarily from an increase in the amounts payable to affilates.

Net cash used in investing activities was $2.1 million during 2000 as compared to $1.9 million net cash provided by investing activities in 1999. This change is primarily due to net purchases of short-term investments of $4.8 million in 2000 versus net sales of $922,000 in 1999. Net sales of fixed maturities increased from $1.0 million in 1999 to $2.7 million in 2000.

Net cash provided by financing activities was $1.1 million during 2000 as compared to net cash used in financing activities of $3.7 million during the prior year. In 2000, net cash used in financing activities was impacted by net fixed account deposits of $2.5 million compared to $780,000 in 1999. The change in financing cash flow was also impacted by net reallocations to the Company's separate account, which decreased to $3.4 million from $4.6 million during the prior year.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which expires on July 30, 2001. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. In February 2000, Golden American provided a cash capital contribution of $2.1 million to First Golden. No funds were transferred from Golden American in 1999.

First Golden's principal office is located in New York, New York, where certain of the Company's records are maintained. The 2,568 square feet of office space is leased through 2001.

First Golden is required to maintain a minimum capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden does not anticipate paying dividends to its Parent during 2001.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of variable annuity products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its sales volume in 2000 and three broker/dealers in 1999. All premiums are generated from consumers and corporations in the states of New York and Delaware.

REINSURANCE: At December 31, 2000, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefits under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On December 29, 2000, First Golden entered a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum death benefit guarantees of First Golden's variable annuities issued on or after January 1, 2000.

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

On the basis of these analyses, management believes there is no material solvency risk to the Company. With respect to a 10% drop in equity values from year end 2000 levels, variable separate account funds, which represent 89% of the in force, pass the risk in underlying fund performance to the contractowner (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from year end 2000 levels, the remaining 11% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

The Board of Directors and Stockholder
First Golden American Life Insurance Company of New York

We have audited the accompanying balance sheets of First Golden American Life Insurance Company of New York as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Golden American Life Insurance Company of New York at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        s/Ernst & Young LLP


Atlanta, Georgia
March 12, 2001



                                                           BALANCE SHEETS
                                            (Dollars in thousands, except per share data)





                                                                           December 31, 2000         December 31, 1999
                                                                       ---------------------------------------------------
  ASSETS

  Investments:
    Fixed maturities, available for sale, at fair value
       (cost: 2000 - $25,770; 1999 - $29,178).....................               $25,204                   $28,095
    Short-term investments........................................                 7,114                     2,309
                                                                       ---------------------------------------------------
  Total investments...............................................                32,318                    30,404

  Cash and cash equivalents.......................................                 1,541                     1,026

  Due from affiliates.............................................                    68                       539

  Accrued investment income.......................................                   392                       443

  Deferred policy acquisition costs...............................                 4,170                     3,198

  Value of purchased insurance in force...........................                   113                       102

  Property and equipment, less allowances for
     depreciation of $36 in 2000 and $31 in 1999 .................                    30                        41

  Goodwill, less accumulated amortization of
     $7 in 2000 and $5 in 1999....................................                    89                        91

  Current income taxes recoverable................................                    17                        --

  Other assets....................................................                    17                        19

  Separate account assets.........................................                57,703                    47,215
                                                                       ---------------------------------------------------
  Total assets....................................................               $96,458                   $83,078
                                                                       ===================================================















See accompanying notes.

                                                     BALANCE SHEETS - CONTINUED
                                            (Dollars in thousands, except per share data)





                                                                           December 31, 2000         December 31, 1999
                                                                       ---------------------------------------------------
  LIABILITIES AND STOCKHOLDER'S EQUITY

  Policy liabilities and accruals:
     Future policy benefits:
       Annuity products...........................................                 $7,065                    $7,583
  Current income taxes payable....................................                     --                       557
  Deferred income tax liability...................................                    843                       610
  Revolving note payable..........................................                     --                       100
  Due to affiliates...............................................                    987                        32
  Other liabilities...............................................                    483                       323
  Separate account liabilities....................................                 57,703                    47,215
                                                                       ---------------------------------------------------
                                                                                   67,081                    56,420


  Commitments and contingencies

  Stockholder's equity:
     Preferred stock, par value $5,000 per share,
       authorized 6,000 shares....................................                     --                        --
     Common stock, par value $10 per share, authorized,
       issued, and outstanding 200,000 shares.....................                  2,000                     2,000
     Additional paid-in capital...................................                 26,049                    23,936
     Accumulated other comprehensive loss.........................                   (457)                     (927)
     Retained earnings............................................                  1,785                     1,649
                                                                       ---------------------------------------------------
  Total stockholder's equity......................................                 29,377                    26,658
                                                                       ---------------------------------------------------
  Total liabilities and stockholder's equity......................                $96,458                   $83,078
                                                                       ===================================================

















See accompanying notes.


                                                      STATEMENTS OF OPERATIONS
                                                       (Dollars in thousands)





  Year Ended December 31                                                  2000              1999              1998
                                                              ------------------------------------------------------
  Revenues:
    Annuity product charges...........................                    $766              $556              $239
    Net investment income.............................                   2,022             2,147             1,844
    Realized gains (losses) on investments............                    (689)             (166)               24
    Other income......................................                      29                63                --
                                                              ------------------------------------------------------
                                                                         2,128             2,600             2,107

  Insurance benefits and expenses:
    Annuity benefits:
       Interest credited to account balances..........                     401               590               376
       Benefit claims incurred in excess of account
        balances......................................                       4                72                --
    Underwriting, acquisition, and insurance
     expenses:
       Commissions....................................                   1,115               697             1,754
       General expenses...............................                   1,244               362               834
       Insurance taxes, state licenses, and fees......                      70                62                27
       Policy acquisition costs deferred..............                  (1,349)             (879)           (2,264)
       Amortization:
         Deferred policy acquisition costs............                     322               201                76
         Value of purchased insurance in
           force......................................                      (4)               35                 8
         Goodwill.....................................                       2                 2                 2
                                                              ------------------------------------------------------
                                                                         1,805             1,142               813

  Interest expense....................................                      --                12                --
                                                              ------------------------------------------------------
                                                                         1,805             1,154               813
                                                              ------------------------------------------------------

  Income before income taxes..........................                     323             1,446             1,294

  Income taxes........................................                     187               635               519
                                                              ------------------------------------------------------

  Net income..........................................                    $136              $811              $775
                                                              ======================================================






See accompanying notes.

                                            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                       (Dollars in thousands)




                                                                                   Accumulated
                                                                  Additional              Other                             Total
                                                      Common         Paid-in      Comprehensive        Retained     Stockholder's
                                                       Stock         Capital      Income (Loss)        Earnings            Equity
                                              -------------------------------------------------------------------------------------
Balance at January 1, 1998...............             $2,000        $23,936                 $96             $63           $26,095
Comprehensive income:
  Net income.............................                 --             --                  --             775               775
  Change in net unrealized investment
     gains (losses)......................                 --             --                 240              --               240
                                                                                                                  -----------------
Comprehensive income.....................                                                                                   1,015
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1998.............              2,000         23,936                 336             838            27,110
Comprehensive loss:
  Net income.............................                 --             --                  --             811               811
  Change in net unrealized investment
     gains (losses)......................                 --             --              (1,263)             --            (1,263)
                                                                                                                  -----------------
Comprehensive loss.......................                                                                                    (452)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1999.............              2,000         23,936                (927)          1,649            26,658
Comprehensive income:
  Net income.............................                 --             --                  --             136               136
  Change in net unrealized investment
     gains(losses).......................                 --             --                 470              --               470
                                                                                                                  -----------------
Comprehensive income.....................                                                                                     606
  Contribution of Capital................                 --          2,113                  --              --             2,113
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2000.............             $2,000        $26,049               $(457)         $1,785           $29,377
                                              =====================================================================================





















See accompanying notes.

                                                      STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)





For the Year Ended December 31,                                           2000              1999             1998
                                                               ---------------------------------------------------
OPERATING ACTIVITIES
Net income..............................................                  $136             $811              $775
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
  Adjustments related to annuity products:
     Interest credited to account balances..............                   401              590               376
     Charges for mortality and administration...........                    (2)             (11)              (11)
  Decrease (increase) in accrued investment income......                    51              (29)              (38)
  Policy acquisition costs deferred.....................                (1,349)            (879)           (2,264)
  Amortization of deferred policy acquisition costs.....                   322              201                76
  Amortization of value of purchased insurance in
     force..............................................                    (4)              35                 8
  Change in other assets, due to/from affiliates, other
     liabilities, and accrued income taxes..............                 1,063              (32)              248
  Provision for depreciation and amortization...........                    21               90                82
  Provision for deferred income taxes...................                   233              (50)              465
  Realized (gains) losses on investments................                   689              166               (24)
                                                               ---------------------------------------------------
Net cash provided by (used in) operating activities.....                 1,561              892              (307)

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
  Fixed maturities - available for sale.................                 9,852           10,849             1,644
  Short-term investments - net..........................                    --              922                --
                                                               ---------------------------------------------------
                                                                         9,852           11,771             1,644
Acquisition of investments:
  Fixed maturities - available for sale.................                (7,189)          (9,835)           (5,549)
  Short-term investments - net..........................                (4,805)              --            (2,432)
                                                               ---------------------------------------------------
                                                                       (11,994)          (9,835)           (7,981)

Purchase of property and equipment......................                    --               (8)               (4)
                                                               ---------------------------------------------------
Net cash provided by (used in) investing activities.....                (2,142)           1,928            (6,341)








See accompanying notes.

                                                STATEMENTS OF CASH FLOWS - CONTINUED
                                                       (Dollars in thousands)





Year Ended December 31,                                                        2000             1999             1998
                                                                   ----------------------------------------------------
FINANCING ACTIVITIES
Proceeds from revolving note payable......................                    $100           $13,000               --
Repayment of revolving note payable.......................                    (200)          (12,900)              --
Receipts from investment contracts credited to account
  balances................................................
                                                                             2,737             1,008           $9,009
Return of account balances on investment contracts........                    (210)             (228)            (178)
Net reallocations to separate account.....................                  (3,444)           (4,606)            (872)
Contribution from parent..................................                   2,113                --               --
                                                                   ----------------------------------------------------
Net cash provided by (used in) financing activities.......                   1,096            (3,726)           7,959
                                                                   ----------------------------------------------------

Increase (decrease) in cash and cash equivalents..........                     515              (906)           1,311

Cash and cash equivalents at beginning of period..........                   1,026             1,932              621
                                                                   ----------------------------------------------------
Cash and cash equivalents at end of period................                  $1,541            $1,026           $1,932
                                                                   ====================================================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
Cash paid during the period for:
   Interest...............................................                     $10                $1               --
   Income taxes...........................................                     528                --              $99



















See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1. SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

ORGANIZATION
First Golden American Life Insurance Company of New York ("First Golden" or "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company under the laws of the states of New York and Delaware, respectively. First Golden received policy approvals on March 25, 1997 and December 23, 1997 in New York and Delaware, respectively. The Company's variable annuity products are marketed by broker/dealers, financial institutions, and insurance agents. The Company's primary customers are consumers and corporations. See Note 8 for further information regarding related party transactions.

On October 24, 1997 (the "merger date"), PFHI Holdings, Inc. ("PFHI"), a Delaware corporation, acquired all of the outstanding capital stock of Equitable of Iowa Companies ("Equitable") according to the terms of an Agreement and Plan of Merger dated July 7, 1997 among Equitable, PFHI, and ING Groep N.V. ("ING"). PFHI is a wholly owned subsidiary of ING, a global financial services holding company based in The Netherlands. As a result of this transaction, Equitable was merged into PFHI, which was simultaneously renamed Equitable of Iowa Companies, Inc. ("EIC"), a Delaware corporation.

INVESTMENTS
FIXED MATURITIES: The Company accounts for investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment," or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes. At December 31, 2000 and 1999, all of the Company's fixed maturities are designated as available for sale, although the Company is not precluded from designating fixed maturities as held for investment or trading at some future date.

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

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally first year commissions, interest bonuses, and other expenses related to the production of new business, have been deferred ($219,000 during 2000, $38,000 during 1999, and $532,000 during 1998). Acquisition costs for variable annuity products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Company has designated as "available for sale" under SFAS No. 115.

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

FUTURE POLICY BENEFITS
Future policy benefits for the fixed interest division of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 4.00% to 6.75% during 2000, 4.10% to 6.00% during 1999, and 3.95% to 7.10%
during 1998.

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

PENDING ACCOUNTING STANDARDS: DERIVATIVE FINANCIAL INSTRUMENTS
During 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet measured at its fair value. The change in a derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. When designated as a hedge, the fair value should be recognized currently in earnings or other comprehensive income, depending on whether such designation is considered a fair value or as a cash flow hedge. With respect to fair value hedges, the fair value of the derivative, as well as changes in the fair value of the hedged item, are reported in earnings. For cash flow hedges, changes in the derivatives fair value are reported in other comprehensive income and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 on January 1, 2001. The cumulative effect of each accounting change upon adoption are not material.

RECLASSIFICATIONS
Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement presentation.

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

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual will be effective January 1, 2001, and has been adopted, at least in part, by the State of New York, which is the state of domicile for First Golden. The revised manual will result in changes to the accounting practices that the Companies use to prepare their statutory-basis financial statements. Management believes the impact of these changes to First Golden's statutory-basis capital and surplus as of January 1, 2001 will not be significant.

A reconciliation of net income and stockholder's equity as reported to regulatory authorities under statutory accounting principles to equivalent amounts reported under generally accepted accounting principles follows:


                                                         Net Income                     |        Stockholder's Equity
                                     ---------------------------------------------------|-----------------------------------
                                                          Year ended December 31,       |                  December 31,
                                                2000              1999             1998 |             2000             1999
                                     ---------------------------------------------------|-----------------------------------
                                                                    (Dollars in thousands)
As reported under statutory                                                             |
  accounting principles.........               $(290)            $790             $(966)|         $26,630           $25,082
Interest maintenance reserve....                (250)             (52)               14 |             (12)               --
Asset valuation reserve.........                  --               --                -- |             190               145
Future policy benefits..........                (239)            (681)               45 |            (936)             (697)
Nonadmitted assets..............                  --               --                -- |              30                41
Net unrealized appreciation                                                             |
  (depreciation) of fixed                                                               |
  maturities at fair value......                  --               --                -- |            (565)           (1,083)
Change in investment basis                                                              |
  as result of merger...........                 (78)            (118)              (39)|             122               200
Deferred policy acquisition                                                             |
  costs.........................               1,027              678             2,188 |           4,170             3,198
Value of purchased insurance                                                            |
  in force......................                   4              (35)               (8)|             113               102
Current income taxes                                                                    |
  payable.......................                (104)             193                -- |              89               193
Goodwill........................                  (2)              (2)               (2)|              89                91
Deferred income taxes...........                (233)              50              (465)|            (843)             (610)
Other...........................                 301              (12)                8 |             300                (4)
                                     ---------------------------------------------------|-----------------------------------
As reported herein..............                $136             $811              $775 |         $29,377           $26,658
                                     =======================================================================================

3. INVESTMENT OPERATIONS
--------------------------------------------------------------------------------

INVESTMENT RESULTS
Major categories of net investment income are summarized below:

Year Ended December 31,                  2000           1999          1998
                                 ------------------------------------------
                                           (Dollars in Thousands)
Fixed maturities................       $1,810        $1,901         $1,726
Short-term investments..........          316           148            157
Other, net......................           (3)          171             --
                                 ------------------------------------------
Gross investment income.........        2,123         2,220          1,883
Less investment expenses........         (101)          (73)           (39)
                                 ------------------------------------------
Net investment income...........       $2,022        $2,147         $1,844
                                 ==========================================

The change in unrealized appreciation (depreciation) on fixed maturities designated as available for sale at fair value for the years ended December 31, 2000, 1999, and 1998 was $517,000, $(1,646,000), and $412,000, respectively.

At December 31, 2000 and 1999, amortized cost, gross unrealized gains and losses, and estimated fair values of fixed maturities, all of which are designated as available for sale, follows:

                                                                                  Gross             Gross       Estimated
                                                              Amortized      Unrealized        Unrealized            Fair
                                                                   Cost           Gains            Losses           Value
                                                     ----------------------------------------------------------------------
                                                                             (Dollars in thousands)
    December 31, 2000
    -------------------------------------------------
    U.S. government and governmental
       agencies and authorities...................               $6,793            $223             $(13)          $7,003
    Public utilities..............................                2,017               9              (11)           2,015
    Corporate securities..........................               16,412              73             (850)          15,635
    Mortgage-backed securities....................                  548               3               --              551
                                                     ----------------------------------------------------------------------
    Total.........................................              $25,770            $308            $(874)         $25,204
                                                     ======================================================================

    December 31, 1999
    -------------------------------------------------
    U.S. government and governmental
       agencies and authorities...................               $3,486              --             $(88)          $3,398
    Public utilities..............................                2,030              --              (77)           1,953
    Corporate securities..........................               21,994              --             (910)          21,084
    Mortgage-backed securities....................                1,556              --               (8)           1,548
    Other assets-backed securities................                  112              --               --              112
                                                     ----------------------------------------------------------------------
    Total.........................................              $29,178              --          $(1,083)         $28,095
                                                     ======================================================================

Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates fair values for these securities.

At December 31, 2000, net unrealized investment losses on fixed maturities designated as available for sale totaled $566,000. Depreciation of $457,000 was included in stockholder's equity at December 31, 2000 (net of adjustments of $22,000 to VPIF, $87,000 to DPAC, and $160,000 to deferred income taxes). At December 31, 1999, net unrealized investment gains on fixed maturities designated as available for sale totaled $1,083,000. Depreciation of $603,000 was included in stockholder's equity at December 31, 1999 (net of adjustments of $16,000 to VPIF, $141,000 to DPAC, and $324,000 to deferred income taxes).

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized        Estimated
  December 31, 2000                                     Cost       Fair Value
  ----------------------------------------------------------------------------
                                                     (Dollars in thousands)
  Due in one year or less...................          $1,902           $1,892
  Due after one year through five years.....          12,503           11,982
  Due after five years through ten years....          10,817           10,779
                                              --------------------------------
                                                      25,222           24,653
  Mortgage-backed securities................             548              551
                                              --------------------------------
  Total ....................................         $25,770          $25,204
                                              ================================

An analysis of sales, maturities, and principal repayments of the Company's fixed maturities portfolio follows:

                                                                                 Gross              Gross          Proceeds
                                                           Amortized          Realized           Realized              from
                                                                Cost             Gains             Losses              Sale
    ------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
    For the year ended December 31, 2000:
    Scheduled principal repayments, calls,
      and tenders................................             $2,307                --                --             $2,307
    Sales........................................              8,234               $21             $(710)             7,545
                                                     -----------------------------------------------------------------------
    Total........................................            $10,541               $21             $(710)            $9,852
                                                     =======================================================================

    For the year ended December 31, 1999:
    Scheduled principal repayments, calls,
      and tenders................................             $2,385                --                --             $2,385
    Sales........................................              8,630                $4             $(170)             8,464
                                                     -----------------------------------------------------------------------
    Total........................................            $11,015                $4             $(170)           $10,849
                                                     =======================================================================

    For the year ended December 31, 1998:
    Scheduled principal repayments, calls,
      and tenders................................             $1,080                --                --             $1,080
    Sales........................................                540               $24                --                564
                                                     -----------------------------------------------------------------------
    Total........................................             $1,620               $24                --             $1,644
                                                     =======================================================================

INVESTMENT VALUATION ANALYSIS: The Company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of fixed maturities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 2000, 1999, and 1998, no investments were identified as having an impairment other than temporary.

INVESTMENTS ON DEPOSIT: At December 31, 2000 and 1999, affidavits of deposits covering bonds with a par value of $400,000 were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at December 31, 2000 and December 31, 1999. Fixed maturities included investments in industrials (33% in 2000, 48% in 1999), financial companies (31% in 2000, 29% in 1999), and various government bonds and government or agency mortgage-backed securities (29% in 2000, 14% in 1999).

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeds ten percent of stockholder's equity at December 31, 2000.

4. COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $(581,000) and $(108,000) in 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $(108,000) and $(58,000) in 2000 and 1999, respectively.

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

The following compares carrying values as shown for financial reporting purposes with estimated fair values:

  December 31,                                                                2000                            1999
  ---------------------------------------------------------------------------------------------------------------------------
                                                                     Carrying       Estimated         Carrying      Estimated
                                                                        Value      Fair Value            Value     Fair Value
                                                              ---------------------------------------------------------------
                                                                                   (Dollars in thousands)
  ASSETS
     Fixed maturities, available for sale.................            $25,204         $25,204          $28,095        $28,095
     Short-term investments...............................              7,114           7,114            2,309          2,309
     Cash and cash equivalents............................              1,541           1,541            1,026          1,026
     Separate account assets..............................             57,703          57,703           47,215         47,215

  LIABILITIES
    Annuity products......................................              7,065           6,709            7,583          7,170
    Revolving note payable................................                 --              --              100            100
    Separate account liabilities..........................             57,703          57,703           47,215         47,215

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

6. VALUE OF PURCHASED IN FORCE
--------------------------------------------------------------------------------

As a result of the merger, a portion of the purchase price was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF, which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Interest was accrued at a rate of 7.32% during 2000 (7.33% during 1999 and 7.29% during 1998).

A reconciliation of the change in the VPIF asset follows:

         Year Ended December 31,                                            2000             1999             1998
                                                                 ---------------------------------------------------
                                                                               (Dollars in thousands)

            Beginning balance..............................                 $102             $117             $126
              Accretion of interest........................                    6                8                9
              Amortization of asset........................                   (2)             (43)             (17)
              Adjustment for unrealized gains (losses).....                    7               20               (5)
              Other asset adjustment ......................                   --               --                4
                                                                 ---------------------------------------------------
            Ending balance.................................                 $113             $102             $117
                                                                 ===================================================



Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2000 is $11,000 in 2001, $10,000 in 2002, $9,000 in
2003, $7,000 in 2004, and $5,000 in 2005. Actual amortization may vary based upon changes in assumptions and experience.



7. INCOME TAXES
--------------------------------------------------------------------------------

The Company files a consolidated federal income tax return with Golden American, also a life insurance company.

INCOME TAX EXPENSE
Income tax expense included in the financial statements follows:

Year Ended December 31,            2000               1999               1998
                         -----------------------------------------------------
                                        (Dollars in thousands)
   Current..............           $(46)              $685                $54
   Deferred.............            233                (50)               465
                         -----------------------------------------------------
                                   $187               $635               $519
                         =====================================================

The effective tax rate on income before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference follows:

Year Ended December 31,                                        2000              1999               1998
                                                   -------------------------------------------------------
                                                                      (Dollars in thousands)
Income before income taxes....................                 $323            $1,446             $1,294
                                                   =======================================================

Income tax at federal statutory rate..........                 $113              $506               $447
Tax effect of:
  Other items.................................                   74               129                 66
                                                   -------------------------------------------------------
Income tax expense............................                 $187              $635               $519
                                                   =======================================================

DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 2000 and 1999 follows:

  December 31                                                                        2000                        1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
 Deferred tax assets:
    Future policy benefits.........................................                  $747                        $560
    Net unrealized depreciation of available for sale fixed
      maturities...................................................                   160                         324
    Net operating loss carryforwards...............................                    --                          --
                                                                        ----------------------------------------------------
                                                                                      907                         884
 Deferred tax liabilities:
    Net unrealized appreciation of available for sale
      fixed maturities.............................................                     -                          --
    Fixed maturities...............................................                   (68)                        (68)
    Investment income..............................................                  (117)                       (117)
    Deferred policy acquisition costs .............................                (1,171)                       (913)
    Value of purchased insurance in force..........................                   (24)                        (30)
    Other..........................................................                  (210)                        (42)
                                                                        ----------------------------------------------------
                                                                                   (1,590)                     (1,170)
                                                                        ----------------------------------------------------
Valuation allowance................................................                  (160)                       (324)
                                                                        ----------------------------------------------------
Deferred income tax liability......................................                 $(843)                      $(610)
                                                                        ====================================================

At December 31, 2000, the Company reported, for financial statement purposes, unrealized losses on certain investments which have not been recognized for tax purposes. Since it is uncertain as to whether capital losses, if ever realized, could be utilized to offset capital gains, a valuation allowance has been established for the tax effect of these financial statement losses.

8. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Directed Services, Inc. ("DSI") acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable annuity products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. As of December 31, 2000, the Company's variable annuity products were sold primarily through broker/dealer institutions. The Company paid commissions to DSI totaling $1,115,000, $697,000, and $1,754,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

The Company has service  agreements  with Golden  American  and  Equitable  Life
Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $412,000, $137,000, $248,000, for the years ended December 31, 2000,
1999 and 1998, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $340,000, $142,000, and $165,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

The Company provides resources and services to Golden American and DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $225,000, $269,000, and $210,000 from Golden American, for the years ended December 31, 2000, 1999, and 1998 respectively. Revenues for these services, which reduce general expenses incurred by the Company, totaled $223,000, $387,000, and $75,000 from DSI for the years ended December 31, 2000, 1999, and 1998 respectively.

Effective January 1, 1998, the Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets under management. The fee is payable quarterly. For the years ended December 31, 2000, 1999, and 1998, the Company incurred fees of $81,000, $73,000, and $56,000, respectively, under this agreement.

The Company had premiums, net of reinsurance, for variable annuity products for the year ended December 31, 2000, 1999, and 1998, that totaled $27,000, $2,000, and $94,000 respectively, from Locust Street Securities, Inc. ("LSSI"), an affiliate.

As at December 31, 2000, the Company had a payable to Golden American in the amount of $500,000 related to a payment for taxes made by Golden American on the Company's behalf.

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1999 or 1998. During 2000, Golden American provided a cash capital contribution of $2,113,000 to First Golden.

9. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

REINSURANCE: At December 31, 2000, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefit guarantees under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On December 29, 2000, First Golden entered a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum death benefit guarantees of First Golden's variable annuities issued on or after January 1, 2000.

At December 31, 2000 and December 31, 1999, the Company has a payable of $17,000 and $4,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $71,000, $27,000, and $9,000 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, the accompanying financial statements contain net policy benefits recoveries of $5,000 and $7000 for the years ended December 31, 2000 and 1999, respectively.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 3 for further information). The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable annuities and associated future policy benefits. Substantial changes in tax laws would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed could cause a severe impact to the Company's financial condition. A significant portion of the Company's sales is generated by two broker/dealers, each having at least ten percent of total sales.

LEASES: The Company has a lease for its home office space which expires December 31, 2001. The Company also leases certain equipment under operating leases which expire in 2005. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $122,000, $89,000, and $95,000, respectively. At December 31, 2000, minimum rental payments due under the operating leases are $82,000 in 2001, $4,000 in 2002, $4,000 in 2003, $4,000 in 2004, and $1,000 in 2005.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable with SunTrust Bank, Atlanta (the "Bank") which expires July 30, 2001. The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or
(2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. Under this agreement, the Company did not incur interest expense in 2000 and incurred interest expense of $12,000 in 1999. At December 31, 2000, the Company did not have any borrowings under this agreement. The Company had borrowings of $100,000 under this agreement at December 31, 1999.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The following financial statements of First Golden American Life Insurance Company of New York are included in Item 8:

                                                                            PAGE
                                                                            ----
     Balance Sheets - December 31, 2000 and 1999..............................12
     Statements of Operations - For the years ended December 31,
       2000, 1999, and 1998.................................................. 14
     Statements of Changes in Stockholder's Equity - For the years ended December 31, 2000, 1999, and 1998................................15
     Statements of Cash Flows - For the years ended December 31,
       2000, 1999, and 1998...................................................16
     Notes to Financial Statements............................................18

The following financial statement schedules of First Golden American Life Insurance Company of New York are included in Item 14(d):

                                                                            PAGE
                                                                            ----
     Schedule I - Summary of investments - other than investments in related parties.....................................................31
     Schedule III - Supplementary insurance information.......................32

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 2000.



ITEM 14(d). SCHEDULES.


                                                 SCHEDULE I
                                          SUMMARY OF INVESTMENTS
                                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                                           (Dollars in thousands)

                                                                                                      BALANCE
                                                                                                        SHEET
DECEMBER 31, 2000                                                         COST(1)         VALUE        AMOUNT
----------------------------------------------------------------------------------------------------------------
TYPE OF INVESTMENT
Fixed maturities, available for sale:
  Bonds:
   United States government and governmental
     agencies and authorities..................................            $6,793        $7,003        $7,003
   Public utilities............................................             2,017         2,015         2,015
   Corporate securities........................................            16,412        15,635        15,635
   Mortgage-backed securities..................................               548           551           551
   Other asset-backed securities...............................                --            --            --
                                                                     -------------------------------------------
Total fixed maturities, available for sale.....................            25,770        25,204        25,204

Short-term investments.........................................             7,114                       7,114
                                                                     --------------              ---------------
Total investments..............................................           $32,884                     $32,318
                                                                     ==============              ===============


Note 1: Cost is defined as amortized cost for bonds and short-term investments adjusted for amortization of premiums and accrual of discounts.


                                                            SCHEDULE III
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                       (Dollars in thousands)

COLUMN A            COLUMN B    COLUMN C   COLUMN D   COLUMN E    COLUMN F   COLUMN G   COLUMN H   COLUMN I    COLUMN J  COLUMN K
-----------------------------------------------------------------------------------------------------------------------------------
                                   FUTURE
                                   POLICY                                                           AMORTIZA-
                                BENEFITS,                  OTHER                          BENEFITS    TION OF
                                  LOSSES,                 POLICY                           CLAIMS,   DEFERRED
                      DEFERRED     CLAIMS                 CLAIMS   INSURANCE                LOSSES     POLICY
                        POLICY        AND   UNEARNED         AND    PREMIUMS        NET        AND     ACQUI-     OTHER
                   ACQUISITION       LOSS    REVENUE    BENEFITS         AND INVESTMENT SETTLEMENT     SITION  OPERATING  PREMIUMS
           SEGMENT       COSTS   EXPENSES    RESERVE     PAYABLE     CHARGES     INCOME   EXPENSES      COSTS   EXPENSES   WRITTEN
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000:

  Life insurance        $4,170     $7,065         --          --        $766     $2,022       $401       $322     $1,082        --

YEAR ENDED DECEMBER 31, 1999:

  Life insurance        $3,198     $7,583         --          --        $556     $2,147       $590       $201       $351        --

YEAR ENDED DECEMBER 31, 1998:

  Life insurance        $2,347    $10,830         --          --        $239     $1,844       $376        $76       $361        --













Pursuant to the requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
                                                            (Registrant)

DATE: MARCH 28, 2001                                                                              BY /S/ Barnett Chernow
                                                                                                     -------------------
                                                                                                       Barnett Chernow
                                                                                                       President

Pursuant to the requirements of the Securities  Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURES                                         TITLE
         -----------------------------------           ----------------------------------------------|
                                                                                                     |
         /s/ Barnett Chernow                           President and Director                        |
         -----------------------------------                                                         |
         Barnett Chernow                                                                             |
         (principal executive officer)                                                               |
                                                                                                     |
         /s/ E. Robert Koster                          Senior Vice President and                     |
         -----------------------------------           Chief Financial Officer                       |
         E. Robert Koster                                                                            |
         (principal financial officer)                                                               |
                                                                                                     |
         /s/ Cheryl Price                              Chief Accounting Officer                      |
         -----------------------------------                                                         |
         Cheryl Price                                                                                |
         (principal accounting officer)                                                              |
                                                                                                     |-- March 28, 2001
         /s/ Myles R. Tashman                          Executive Vice President, General             |
         -----------------------------------           Counsel, Secretary and Director               |
         Myles R. Tashman                                                                            |
                                                                                                     |
         /s/ Carol V. Coleman                                                                        |
         -----------------------------------           Director                                      |
         Carol V. Coleman                                                                            |
                                                                                                     |
         /s/ Michael W. Cunningham                                                                   |
         -----------------------------------           Director                                      |
         Michael W. Cunningham                                                                       |
                                                                                                     |
         /s/ Stephen J. Friedman                                                                     |
         -----------------------------------           Director                                      |
         Stephen J. Friedman                                                                         |
                                                                                                     |
         /s/ Andrew J. Kalinowski                                                                    |
         -----------------------------------           Director                                      |
         Andrew J. Kalinowski                                                                        |
                                                                                                     |
         /s/ Bernard Levitt                                                                          |
         -----------------------------------           Director                                      |
         Bernard Levitt                                                                              |
                                                                                                     |
         /s/ P. Randall Lowery                                                                       |
         -----------------------------------           Director                                      |
         P. Randall Lowery                                                                           |
                                                                                                     |
         /s/ Roger A. Martin                                                                         |
         -----------------------------------           Director                                      |
         Roger A. Martin                                                                             |
                                                                                                     |
         /s/ Mark A. Tullis                                                                          |
         -----------------------------------           Director                                      |
         Mark A. Tullis                                                            ------------------|


                                                                INDEX

                                                        Exhibits to Form 10-K
                                                    Year Ended December 31, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

                                                                                                                    Page Number
                                                                                                                    -----------
    2      PLAN OF ACQUISITION
           (a)    Agreement and Plan of Merger dated July 7, 1997, among Equitable of Iowa Companies ("Equitable"),
                  ING Groep N.V. and PFHI Holdings, Inc. (incorporated by reference from Exhibit 2 in Equitable's
                  Form 8-K filed July 11, 1997)......................................................................
                                                                                                                       ------

    3      ARTICLES OF INCORPORATION AND BY-LAWS
           (a)    Articles of Incorporation of First Golden American Life Insurance Company of New York
                  ("Registrant" or "First Golden") (incorporated by reference from Exhibit 3(i) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange
                  Commission (the "SEC") on or about March 18, 1997 (File No. 333-16279))...........................
                                                                                                                       ------

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

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about November 1, 1999 (File No. 333-77385))..............................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment  No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------


                                                                INDEX

                                                        Exhibits to Form 10-K
                                                    Year Ended December 31, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

                                                                                                                    Page Number
                                                                                                                    -----------

           (c)    Form of Administrative Services Agreement between First Golden and Equitable Life Insurance
                  Company of Iowa (incorporated by reference from Exhibit 10(c) to Amendment No. 1 to Registrant's
                  Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No.
                  333-16279))........................................................................................
                                                                                                                       ------

           (d)    Form of Custodial Agreement between Registrant and The Bank of New York (incorporated by reference from Exhibit 10(d) to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))......................................
                                                                                                                       ------

           (e)    Participation Agreement between First Golden and the Travelers Series Fund Inc. (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (f)    Participation Agreement between First Golden and the Greenwich Street Series Fund Inc.
                  (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (g)    Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc.
                  (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (h)    Participation Agreement between First Golden and PIMCO Variable Insurance Trust (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (i)    Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(l) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about April 25, 2000 (File No. 333-77385))................................
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------


                                                                INDEX

                                                        Exhibits to Form 10-K
                                                    Year Ended December 31, 2000
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

                                                                                                                       ------
           (o)    Participation Agreement between First Golden and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(n) to Amendment No. 2 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385)).......................
                                                                                                                       ------

           (p)    Renewal of Revolving Note Payable, dated July 31, 2000, between First Golden and SunTrust Bank,
                  Atlanta (incorporated by reference from Exhibit 10(p) to First Golden's Form 10-Q filed with the
                  SEC on August 11, 2000 (File No. 333-16279)).......................................................
                                                                                                                       ------

           (q)    Amended Schedule Page to the Participation Agreement between First Golden and Prudential Series
                  Fund, Inc. (incorporated by reference from Exhibit 10(p) to Amendment No. 3 to a Registration statement for First Golden on Form S-1 filed with the SEC on September 13, 2000 (File No.
                  333-77385))........................................................................................
                                                                                                                       ------

           (r)    Reinsurance Agreement dated December 29, 2000 between First Golden and London Life Reinsurance
                  Company of Pennsylvania............................................................................    37










