Form 10-Q
period 2001-03-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2001-05-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2001
                                           -------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of May 11, 2001.


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



                                                     FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:            First Golden American Life Insurance Company of New York

Condensed Statements of Operations (Unaudited):


                                                                                        For the Three            For the Three
                                                                                         Months Ended             Months Ended
                                                                                       March 31, 2001           March 31, 2000
                                                                              -------------------------------------------------
                                                                                           (Dollars in thousands)
       Revenues:
         Annuity product charges                                                                $241                    $191
         Management fee revenue                                                                   22                       8
         Net investment income                                                                   384                     462
         Realized losses on investments                                                          (52)                   (234)
                                                                              -------------------------------------------------
                                                                                                 595                     427
       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                                 86                      88
            Benefit claims incurred in excess of account balances                                 37                      --
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                                          101                     321
            General expenses                                                                     227                     164
            Insurance taxes, state licenses, and fees                                              8                      26
            Policy acquisition costs deferred                                                   (136)                   (468)
            Amortization:
              Deferred policy acquisition costs                                                  176                      97
              Value of purchased insurance in force                                               (3)                      1
            Goodwill                                                                               1                       1
                                                                              -------------------------------------------------
                                                                                                 497                     230
                                                                              -------------------------------------------------
       Income before income taxes                                                                 98                     197

       Income taxes                                                                               35                      87
                                                                              -------------------------------------------------

       Net income                                                                                $63                    $110
                                                                              =================================================


See accompanying notes.

                                                                 2


Condensed Balance Sheets (Unaudited):

                                                                                    March 31, 2001     December 31, 2000
                                                                            -----------------------------------------------
                                                                            (Dollars in thousands, except per share data)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2001-$24,075; 2000-$25,770)                                                    $24,464               $25,204
  Short-term investments                                                                     9,405                 7,114
                                                                            -----------------------------------------------
Total investments                                                                           33,869                32,318

Cash and cash equivalents                                                                    2,263                 1,541
Due from affiliates                                                                             98                    68
Accrued investment income                                                                      461                   392
Deferred policy acquisition costs                                                            4,062                 4,170
Value of purchased insurance in force                                                           98                   113
Property and equipment, less allowances for
   depreciation of $37 in 2001 and $36 in 2000                                                  29                    30
Goodwill, less accumulated amortization of $8 in 2001
   and $7 in 2000                                                                               88                    89
Current income taxes recoverable                                                                --                    17
Other assets                                                                                    34                    17
Separate account assets                                                                     52,056                57,703
                                                                            -----------------------------------------------

Total assets                                                                               $93,058               $96,458
                                                                            ===============================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity products                                                                        $6,822                $7,065
Current income tax liability                                                                   176                    --
Deferred income tax liability                                                                  685                   843
Due to affiliates                                                                            1,058                   987
Other liabilities                                                                            1,951                   483
Separate account liabilities                                                                52,056                57,703
                                                                            -----------------------------------------------
                                                                                            62,748                67,081
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share,
    authorized 6,000 shares                                                                     --                    --
  Common stock, par value $10 per share, authorized,
    issued, and outstanding 200,000 shares                                                   2,000                 2,000
  Additional paid-in capital                                                                26,049                26,049
  Accumulated other comprehensive income (loss)                                                413                  (457)
  Retained earnings                                                                          1,848                 1,785
                                                                            -----------------------------------------------


Total stockholder's equity                                                                  30,310                29,377
                                                                            -----------------------------------------------

Total liabilities and stockholder's equity                                                 $93,058               $96,458
                                                                            ===============================================


See accompanying notes.

                                                                 3


Condensed Statements of Cash Flows (Unaudited):

                                                                                              For the Three          For the Three
                                                                                               Months Ended           Months Ended
                                                                                             March 31, 2001        March 31, 2000
                                                                                      ----------------------------------------------
                                                                                                 (Dollars in thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            $2,089                  $296

INVESTING ACTIVITIES
Sale, maturity, or repayment of fixed maturities - available for sale                                 8,344                 1,455
Acquisition of fixed maturities - available for sale                                                 (6,711)                 (956)
Short-term investments - net                                                                         (2,291)               (1,808)
Sale of property and equipment                                                                           --                     6
                                                                                      ----------------------------------------------
Net cash used in investing activities                                                                  (658)               (1,303)

FINANCING ACTIVITIES
Proceeds from revolving note payable                                                                     --                   100
Repayment of revolving note payable                                                                      --                  (200)
Receipts from investment contracts credited to account balances                                         146                   276
Return of account balances on investment contracts                                                     (282)                  (79)
Net reallocations to Separate Account                                                                  (573)                 (794)
Contribution from parent                                                                                 --                 2,113
                                                                                      ----------------------------------------------
Net cash used in (provided by) financing activities                                                    (709)                1,416
                                                                                      ----------------------------------------------

Increase in cash and cash equivalents                                                                   722                   409
Cash and cash equivalents at beginning of period                                                      1,541                 1,026
                                                                                      ----------------------------------------------

Cash and cash equivalents at end of period                                                           $2,263                $1,435
                                                                                      ==============================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                                              --                   $11
   Income taxes                                                                                          --                    28




See accompanying notes.

                                                                 4

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

SIGNIFICANT ACCOUNTING POLICIES
NEW ACCOUNTING STANDARDS: As of January 1, 2001, the Company adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting.

Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Companies' limited derivative and embedded derivative holdings.

The Company chose to elect a transition date of January 1, 1999 for embedded derivatives. Therefore, only those derivatives embedded in hybrid instruments issued, acquired or substantively modified by the entity on or after January 1, 1999 are recognized as separate assets or liabilities. The cumulative effect of the accounting change upon adoption was not material.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Company has appropriate controls in place, and financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. Derivatives are recognized on the balance sheet at their fair value.

The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the instrument. The Company's insurance products are reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. However, in cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

STATUTORY
Net income for First Golden as determined in accordance with statutory accounting practices was $154,000 and $36,000 for the three months ended March 31, 2001 and 2000, respectively. Total statutory capital and surplus were $26,775,000 at March 31, 2001 and $26,630,000 at December 31, 2000.

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual was effective January 1, 2001, and has been adopted, at least in part, by the State of New York, which is the state of domicile for First Golden. The revised manual has resulted in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of these changes to First Golden's statutory-basis capital and surplus as of January 1, 2001 was not significant.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Total comprehensive income for the first quarter of 2001 and 2000 amounted to $933,000 and $69,000 respectively. Other comprehensive income excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts total $(30,000) and $(130,000) during the first three months of 2001 and 2000, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(22,000) and $(104,000) for the first three months of 2001 and 2000, respectively.

NOTE 3 -- DERIVATIVE INSTRUMENTS

The Company may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Company has appropriate controls in place, and financial exposures are monitored and managed by the Company as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At March 31, 2001, the Company did not utilize any such derivatives.

NOTE 4 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $65,000 in the first quarter of 2001. For the first quarter of 2000, the commissions were $321,000.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the first quarters of 2001 and 2000, the Company incurred fees of $75,000 and $20,000, respectively, under this agreement.

The Company has service  agreements  with Golden  American  and  Equitable  Life
Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $25,000 and $121,000 for the first quarters of 2001 and 2000, respectively. Under the agreement with Equitable Life, the Company did not incur expenses for the first quarter of 2001 and incurred $91,000 for the first quarter of 2000.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $126,000 and $52,000 for the first quarters of 2001 and 2000, respectively.

The Company provides resources and services to Golden American. Revenues for these services, which reduce general expenses incurred by the Company, totaled $43,000 and $148,000 for the first quarters of 2001 and 2000 respectively.

The Company had premiums, net of reinsurance, for variable products for the three months ended March 31, 2001 and 2000, respectively, that totaled $0 and $2,000 from Locust Street Securities, Inc., an affiliate.

The Company had premiums from fixed products for the three months ended March 31, 2001 of approximately $100,000 from Washington Square Securities, Inc., an affiliate.

As at March 31, 2001, the Company had a payable to Golden American in the amount of $500,000 related to a payment for taxes made by Golden American on the Company's behalf.

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 1999 or 1998. During 2001 and 2000, respectively, Golden American provided a cash capital contribution of $0 and $2,113,000 to First Golden.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefit guarantees under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On December 29, 2000, First Golden entered a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum death benefit guarantees of First Golden's variable annuities issued on or after January 1, 2000.

At March 31, 2001 and December 31, 2000, the Company has a payable of $6,000 and $17,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurers of $8,000 and $9,000 in the first quarters of 2001 and 2000, respectively. In addition, the accompanying financial statements contain net policy benefits recoveries of $53,000 and $0 for the first quarter of 2001 and 2000, respectively.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. As of March 31, 2001, the Company had two investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable and fixed annuities and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Two broker/dealers, each having at least ten percent of total variable annuity sales, generated 71% of the Company's variable annuity sales in the three months ended March 31, 2001 (94% by two broker/dealers during the same period in 2000). Two agents accounted for the fixed annuity sales in the three months ended March 31, 2001.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable with SunTrust Bank, Atlanta (the "Bank") which expires July 30, 2001. The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or
(2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. Under this agreement, the Company did not incur interest expense in 2001 and 2000. At March 31, 2001 and December 31, 2000, the Company did not have any borrowings under this agreement.

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

RESULTS OF OPERATIONS
---------------------

PREMIUMS

The Company reported $1.5 million in variable annuity premiums and $0.4 million of fixed annuity premiums during the first three months of 2001 compared to $5.3 million of variable annuity premiums for the first three months of 2000. This decline in premiums is primarily due to a downturn in the equity markets. For the Company's variable and fixed contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total variable annuity sales, for the three months ended March 31, 2001 totaled $1.0 million, or 71% of total variable annuity premiums ($5.0 million, or 94%, from two significant broker/dealers for the three months ended March 31, 2000). Two agents accounted for all of the fixed annuity sales in the three months ended March 31, 2001.

REVENUES

During the first three months of 2001 and 2000, product charges totaled $241,000 and $191,000, respectively. This increase is due to higher average account balances associated with the Company's variable account options. Management fee revenue increased to $22,000 in the first three months of 2001 from $8,000 during the first three months of 2000. Net investment income was $384,000 for the first three months of 2001. This is a decrease of 16.8% compared to net investment income of $462,000 for the first three months of 2000, due to a decline in investment yields in part due to a shift towards shorter-term investments. The Company realized investment losses of $52,000 during the first three months of 2001.

EXPENSES

The Company reported total insurance benefits and expenses of $497,000 during the first three months of 2001 compared to $230,000 for first three months of 2000, mainly due to increases in general expenses, amortization of deferred acquisition costs and a reduction in the deferral of expenses. Interest credited to account balances totaled $86,000 during the first three months of 2001 and $88,000 for the same period in 2000.

Commissions decreased $220,000 in the first three months of 2001 from $321,000 during the first three months of 2000. Changes in commissions are generally related to changes in the level of variable and fixed product sales. General expenses were $227,000 and $164,000 for the first three months of 2001 and 2000, respectively. General expenses increased in the first three months of 2001 due to an increase in expense allocations.

First Golden deferred $136,000 of expenses associated with the sale of variable and fixed annuity contracts for the three months ended March 31, 2001. Expenses of $468,000 were deferred for the three months ended March 31, 2000. These acquisition costs are amortized in proportion to the expected gross profits of the underlying business. Amortization of deferred policy acquisition costs ("DPAC") was $176,000 for the three months ended March 31, 2001 and $97,000 for the three months ended March 31, 2000. The amortization of value of purchased insurance in force ("VPIF") was ($3,000) and $1,000 for the three months ended March 31, 2001 and 2000, respectively. During the first three months of 2001 and 2000, respectively, VPIF was adjusted to reduce amortization by $0 and $2,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of March 31, 2001 is $9,000 for the remainder of 2001, $9,000 in 2002, $9,000 in 2003, $7,000 in 2004, $5,000 in 2005, and $4,000 in
2006. Actual amortization may vary based upon changes in assumptions and experience.

INCOME

Net income was $63,000 for the first three months of 2001, a decrease of $47,000, or 42.7%, from the same period in 2000.

Comprehensive income for the first three months of 2001 was $933,000, an increase of $864,000 from comprehensive income of $69,000 during the first three months of 2000. The 2001 comprehensive income is mainly comprised of unrealized gains on fixed maturities.

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

FIXED MATURITIES: At March 31, 2001, the Company had fixed maturities with an amortized cost of $24.1 million and an estimated fair value of $24.5 million. The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturities of $389,000 was comprised of gross appreciation of $575,000 and gross depreciation of $186,000. Net unrealized holding gains on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $362,000, were included in stockholder's equity at March 31, 2001.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($14.8 million or 61.3%), that are rated BBB+ to BBB- by Standard & Poor's ($5.1 million or 21.1%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 4.3%). Securities not rated by Standard and Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($3.2 million or 13.3%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company does not expect the percentage of its portfolio invested in below investment grade securities, excluding mortgage-backed securities to exceed 10% of its investment portfolio. At March 31, 2001, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.7% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $995,000, or 96.4% of amortized cost value, at March 31, 2001.

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

During the three months ended March 31, 2001, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $8.4 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $52,000 in the first three months of 2001.

At March 31, 2001, no fixed maturities were deemed to have impairments in values that are other than temporary. At March 31, 2001, the Company had no investment in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.5% at March 31, 2001.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to production after October 24, 1997. The Company's DPAC was eliminated as of the ING merger date and an asset of $132,000 representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses, which vary directly with the sales of the Company's products, are deferred and amortized. At March 31, 2001, the Company had VPIF and DPAC balances of $98,000 and $4.1 million respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill as of March 31, 2001 was approximately $8,000.

At March 31, 2001, the Company had $52.1 million of separate account assets compared to $57.7 million at December 31, 2000. The decrease in separate account assets resulted mainly from negative equity market returns. This decrease is partially offset by sales of the Company's variable products, net of redemptions, and from net policyholder transfers to the separate account option from the fixed account option within the variable products.

At March 31, 2001, the Company had total assets of $93.1 million, a decrease of 3.5% from December 31, 2000.

LIABILITIES

Future policy benefits decreased $243,000 in the first three months of 2001 to $6.8 million due mainly to net reallocations to the Company's separate account. Policy reserves represent the fixed account premiums received plus accumulated interest credited less mortality and administration charges net of reallocations to the separate accounts. At March 31, 2001, the Company had $52.1 million of separate account liabilities. This is a decrease of 9.8% over separate account liabilities as of December 31, 2000. The decrease in the separate account liabilities resulted mainly from negative equity market returns. This decrease is partially offset by sales of the Company's variable products, net of redemptions, and from net policyholder transfers to the separate account option from the fixed account option within the variable products.

Other liabilities increased $1,468,000 from December 31, 2000. The increase results primarily from payables for securities purchased at March 31, 2001.

The Company's total liabilities decreased $4.3 million, or 6.5%, during the first three months of 2001 and totaled $62.7 million at March 31, 2001. The change is the result of a decrease in separate account liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of its operating, investing, and financing activities. The Company's principal sources of cash are variable and fixed annuity premiums and product charges, investment income, maturing investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash provided by operating activities was $2.1 million the first three months of 2001 compared to net cash provided by operations of $296,000 in the same period of 2000. The increase in operating cash flows results primarily from an increase in other liabilities relating to payables for securities purchased.

Net cash used in investing activities was $658,000 during the first three months of 2001 compared to net cash used in investing activities of $1.3 million in the same period of 2000. The decrease results primarily from an increase in net sales of fixed maturities-available for sale of $1.6 million in the first three months of 2001 versus $0.5 million in the first three months of 2000. Net purchases of short-term investments increased by $0.5 million to $2.3 million in the first quarter of 2001.

Net cash used in financing activities was $709,000 during the first three months of 2001 compared to cash provided by financing activities of $1.4 million during the same period in the prior year, a decrease of $2.1 million. This is primarily due to a decrease in capital contributions received from the Parent. The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which expires on July 30, 2001. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first three months of 2001.

First Golden is required to maintain a minimum capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden does not anticipate paying any dividends to its Parent during 2001.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of variable and fixed annuity products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its variable annuity sales volume in the first three months of 2001. Two agents accounted for the fixed annuity sales volume during the first three months of 2001. All premiums are generated from consumers and corporations in the states of New York and Delaware.

REINSURANCE: At March 31, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefits under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

On the basis of these analyses, management believes there is no material solvency risk to the Company. With respect to a 10% drop in equity values from year 2001 levels, variable separate account funds, which represent 88% of the in force, pass the risk in underlying fund performance to the contractowner (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from March 31, 2001 levels, the remaining 12% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

The April market rebound partially offset March's year-to-date lower than expected separate account returns, so that on a total year-to-date basis, April separate account returns are still lower than expected returns. The estimated net effect of the April market rebound would indicate a normalized net income for the first quarter of 2001 of approximately 8% higher than actual first quarter net income. The corresponding estimated net effect on the balance sheet would be an increase of approximately $5.0 million of both separate account assets and liabilities.

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

PART II. OTHER INFORMATION

ITEM 5.       OTHER INFORMATION.

PRODUCTS

The Company offers variable and fixed insurance products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. The Company believes longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations in New York and Delaware.

Variable and fixed insurance products offered by the Company consist of one variable product, DVA Plus (NY), and two fixed annuity products, FGA New York Flex and FGA New York Multi Year Guarantee Annuity, "MYGA", which two products First Golden began selling during the year 2001.

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



DATE: May 11, 2001      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK





                               By/s/  Barnett Chernow
                                    --------------------------------------------
                               Barnett Chernow
                               President and Director
                               (Principal Executive Officer)



                               By/s/  E. Robert Koster
                                    --------------------------------------------
                               E. Robert Koster
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months ended March 31, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about November 1, 1999 (File No. 333-77385))..............................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment  No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------




                                                                 17


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months ended March 31, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (e)    Participation Agreement between First Golden and the Travelers Series Fund Inc. (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (f)    Participation Agreement between First Golden and the Greenwich Street Series Fund Inc.
                  (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (g)    Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc.
                  (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (h)    Participation Agreement between First Golden and PIMCO Variable Insurance Trust (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (i)    Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(l) to Amendment No. 1 to a Registration Statement for First
                  Golden on Form S-1 filed with the SEC on or about April 25, 2000 (File No. 333-77385)).............
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------


                                                                 18


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months ended March 31, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

                                                                                                                       ------
           (o)    Participation Agreement between First Golden and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(n) to Amendment No. 2 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385)).......................
                                                                                                                       ------

           (p)    Renewal of Revolving Note Payable, dated July 31, 2000, between First Golden and SunTrust Bank,
                  Atlanta (incorporated by reference from Exhibit 10(p) to First Golden's Form 10-Q filed with the
                  SEC on August 11, 2000 (File No. 333-16279)).......................................................
                                                                                                                       ------

           (q)    Amended Schedule Page to the Participation Agreement between First Golden and Prudential Series
                  Fund, Inc. (incorporated by reference from Exhibit 10(p) to Amendment No. 3 to a Registration statement for First Golden on Form S-1 filed with the SEC on September 13, 2000 (File No.
                  333-77385))........................................................................................
                                                                                                                       ------

           (r)    Reinsurance Agreement dated December 29, 2000 between First Golden and London Life
                  Reinsurance Company of Pennsylvania (incorporated by reference from Exhibit 10(r) to
                  First Golden's Form 10-K filed with the SEC on March 28, 2001 (File No.333-16279)).................
                                                                                                                       ------




                                                                 19