Form 10-Q
period 2001-06-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2001-08-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 2001
                                           -------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of August 10, 2001.


NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 18                                             Page 1 of 23



                                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:     First Golden American Life Insurance Company of New York

Condensed Statements of Operations (Unaudited):


                                                                       For the Three            For the Three
                                                                        Months Ended             Months Ended
                                                                       June 30, 2001            June 30, 2000
                                                               -------------------------------------------------
                                                                            (Dollars in thousands)
       Revenues:
         Annuity product charges                                                $128                     $196
         Management fee revenue                                                   39                        7
         Net investment income                                                   541                      445
         Realized losses on investments                                          (27)                    (197)
                                                               -------------------------------------------------
                                                                                 681                      451
       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                105                       97
            Benefit claims                                                        (4)                      13
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                          143                      344
            General expenses                                                     176                      238
            Insurance taxes, state licenses, and fees                              7                       12
            Policy acquisition costs deferred                                   (122)                    (371)
            Amortization:
              Deferred policy acquisition costs                                  (66)                      95
              Value of purchased insurance in force                                4                       (2)
                                                               -------------------------------------------------
                                                                                 243                      426
                                                               -------------------------------------------------
       Income before income taxes                                                438                       25

       Income taxes                                                              153                        2
                                                               -------------------------------------------------

       Net income                                                               $285                      $23
                                                               =================================================



















See accompanying notes

                                                                 2


Condensed Statements of Operations (Unaudited):


                                                                           For the Six              For the Six
                                                                          Months Ended             Months Ended
                                                                         June 30, 2001            June 30, 2000
                                                                 -------------------------------------------------
                                                                              (Dollars in thousands)
       Revenues:
         Annuity product charges                                                  $369                     $387
         Management fee revenue                                                     61                       15
         Net investment income                                                     925                      907
         Realized losses on investments                                            (79)                    (431)
                                                                 -------------------------------------------------
                                                                                 1,276                      878
       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                  191                      187
            Benefit claims                                                          33                       11
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                            244                      665
            General expenses                                                       403                      402
            Insurance taxes, state licenses, and fees                               15                       38
            Policy acquisition costs deferred                                     (258)                    (839)
            Amortization:
              Deferred policy acquisition costs                                    110                      192
              Value of purchased insurance in force                                  1                       (1)
              Goodwill                                                               1                        1
                                                                 -------------------------------------------------
                                                                                   740                      656
                                                                 -------------------------------------------------
       Income before income taxes                                                  536                      222

       Income taxes                                                                188                       89
                                                                 -------------------------------------------------

       Net income                                                                 $348                     $133
                                                                 =================================================

























See accompanying notes.

                                                                 3


Condensed Balance Sheets:

                                                                   June 30, 2001        December 31, 2000
                                                           -------------------------------------------------
                                                                       (Unaudited)
                                                             (Dollars in thousands, except per share data)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2001-$22,989; 2000-$25,770)                                  $23,296                  $25,204
Cash and cash equivalents                                                 11,467                    8,655
Due from affiliates                                                          124                       68
Accrued investment income                                                    384                      392
Deferred policy acquisition costs                                          4,216                    4,170
Value of purchased insurance in force                                         85                      113
Property and equipment, less allowances for
   depreciation of $39 in 2001 and $36 in 2000                                27                       30
Goodwill, less accumulated amortization of $9 in 2001
   and $7 in 2000                                                             87                       89
Current income taxes recoverable                                              --                       17
Other assets                                                                  38                       17
Separate account assets                                                   56,494                   57,703
                                                           -------------------------------------------------

Total assets                                                             $96,218                  $96,458
                                                           =================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity products                                                      $7,831                   $7,065
Current income tax liability                                                 272                       --
Deferred income tax liability                                                842                      843
Due to affiliates                                                             75                      987
Other liabilities                                                            336                      483
Separate account liabilities                                              56,494                   57,703
                                                           -------------------------------------------------
                                                                          65,850                   67,081
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share,                                --                       --
    authorized 6,000 shares
  Common stock, par value $10 per share, authorized,
    issued, and outstanding 200,000 shares                                 2,000                    2,000
  Additional paid-in capital                                              26,049                   26,049
  Accumulated other comprehensive income (loss)                              186                     (457)
  Retained earnings                                                        2,133                    1,785
                                                           -------------------------------------------------

Total stockholder's equity                                                30,368                   29,377
                                                           -------------------------------------------------

Total liabilities and stockholder's equity                               $96,218                  $96,458
                                                           =================================================








See accompanying notes.

                                                      4



Condensed Statements of Cash Flows (Unaudited):

                                                                                     For the Six            For the Six
                                                                                    Months Ended           Months Ended
                                                                                   June 30, 2001          June 30, 2000
                                                                           ----------------------------------------------
                                                                                      (Dollars in thousands)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                       $(467)                   $442

INVESTING ACTIVITIES
Sale, maturity, or repayment of fixed maturities - available for sale                    12,443                   6,523
Acquisition of fixed maturities - available for sale                                     (9,754)                 (5,571)
Sale of property and equipment                                                               --                       6
                                                                           ----------------------------------------------
Net cash provided by investing activities                                                 2,689                     958

FINANCING ACTIVITIES
Proceeds from revolving note payable                                                         --                     100
Repayment of revolving note payable                                                          --                    (200)
Receipts from investment contracts credited to account balances                           1,892                   1,751
Return of account balances on investment contracts                                         (347)                   (133)
Net reallocations to Separate Account                                                      (955)                 (1,593)
Contribution from parent                                                                     --                   2,113
                                                                           ----------------------------------------------
Net cash provided by financing activities                                                   590                   2,038
                                                                           ----------------------------------------------

Increase in cash and cash equivalents                                                     2,812                   3,438
Cash and cash equivalents at beginning of period                                          8,655                   3,335
                                                                           ----------------------------------------------

Cash and cash equivalents at end of period                                              $11,467                  $6,773
                                                                           ==============================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                     --                     $11





















See accompanying notes.

                                                                 5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This Form is being filed with the reduced disclosure format specified in General Instruction H (1) and (2) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

Adoption of FAS No. 133 did not have a material effect on the Company's financial position or results of operations given the Company's limited derivative and embedded derivative holdings.

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

PENDING ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

STATUTORY
Net income (loss) for First Golden as determined in accordance with statutory accounting practices was $238,000 and $(35,000) for the six months ended June 30, 2001 and 2000, respectively. Total statutory capital and surplus were $26,892,000 at June 30, 2001 and $26,630,000 at December 31, 2000. The National
Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual was effective January 1, 2001, and has been adopted, at least in part, by the State of New York, which is the state of domicile for First Golden. The revised manual has resulted in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of these changes to First Golden's statutory-basis capital and surplus as of January 1, 2001 was not significant.

RECLASSIFICATIONS
Certain amounts in the prior period financial statements have been reclassified to conform to the June 30, 2001 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income for the second quarter of 2001 and 2000 amounted to $58,000 and $41,000, respectively. Other comprehensive income for the first six months of 2001 and 2000 amounted to $991,000, and $110,000, respectively. Other comprehensive loss excludes net investment losses included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $36,000 and $233,000 during the first six months of 2001 and 2000, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $5,000 and $94,000 for the second quarters of 2001 and 2000, respectively, and $43,000 and $198,000 for the first six months of 2001 and 2000, respectively.

NOTE 3 -- DERIVATIVE INSTRUMENTS

The Company may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Company has appropriate controls in place, and financial exposures are monitored and managed by the Company as an integral part of their overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At June 30, 2001, the Company did not utilize any such derivatives.

NOTE 4 -- INVESTMENTS

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at June 30, 2001 and December 31, 2000. Fixed maturities included investments in industrials (37% in 2001, 33% in 2000), asset-backed securities (11% in 2001, 0% in 2000), financial companies (32% in 2001, 31% in 2000), and various government bonds and government or agency mortgage-backed securities (13% in 2001, 29% in 2000).

At June 30, 2001, the Company had two investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity.

NOTE 5 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $132,000 and $344,000 in the second quarter of 2001 and 2000, respectively. For the first six months of 2001 and 2000, the commissions paid to DSI were $197,000 and $665,000, respectively.

First Golden provides certain managerial and supervisory services to DSI. The fee paid to First Golden for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $47,000 for the year to date ended June 30, 2001 and $23,000 for the quarter ended June 30, 2001.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the second quarters of 2001 and 2000, the Company incurred fees of $18,000 and $20,000, respectively, under this agreement. For the first six months of 2001 and 2000, the Company incurred fees of $93,000 and $40,000, respectively.

The Company has service  agreements  with Golden  American  and  Equitable  Life
Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $56,000 and $69,000 for the second quarters of 2001 and 2000, respectively, and $81,000 and $190,000 for the six months ended June 30, 2001 and 2000, respectively. Under the agreement with Equitable Life, the Company did not incur expenses for the second quarter and six months ended June of 2001, but did incur expenses of $87,000 for the second quarters of 2000, and $178,000 for the six months ended June 30, 2000.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $8,000 and $56,000 for the second quarters of 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, these revenues were $134,000 and $108,000, respectively.

The Company provides resources and services to Golden American. Revenues for these services, which reduce general expenses incurred by the Company, totaled $70,000 for the second quarter of 2001 and $113,000 for the first six months of 2001.

The Company had premiums, net of reinsurance from variable products for both the second quarter and the first six months ended June 30, 2001, respectively, of approximately $90,000 from Washington Square Securities, Inc., an affiliate.

The Company had premiums from fixed products for the second quarter and the first six months ended June 30, 2001, of approximately $450,000 and $550,000, respectively, from Washington Square Securities, Inc., an affiliate.

The Company had premiums, net of reinsurance, for variable products for the second quarter and first six months ended June 30, 2001 and June 30, 2000, respectively, that totaled $3,000 and $0 from Vestax Securities Corporation, an affiliate.

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

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At June 30, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefit guarantees under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On December 29, 2000, First Golden entered a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum death benefit guarantees of First Golden's variable annuities issued on or after January 1, 2000.

At June 30, 2001 and December 31, 2000, the Company has a payable of $67,000 and $17,000, respectively, for reinsurance premiums. Included in the accompanying financial statement are net considerations to reinsurers of $77,000 and $15,000 in the second quarter of 2001 and 2000, respectively, and $85,000 and $24,000 for the six months ended June 30, 2001 and 2000, respectively. In addition, the accompanying financial statements contain net policy benefits recoveries of $(15,000) and $5,000 for the second quarter of 2001 and 2000, respectively and $39,000 and $5,000 for the six months ended June 30, 2001 and 2000, respectively.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. As of June 30, 2001, the Company had two investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable and fixed annuities and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Two broker/dealers, each having at least ten percent of total variable annuity sales, generated 69% and 70% of the Company's variable annuity sales in the quarter and six months ended June 30, 2001, respectively (75% and 85% by two broker/dealers during the same periods in 2000). Two broker/dealers, each having at least ten percent of total fixed annuity sales, generated 88% and 91% of the Company's fixed annuity sales in the quarter and six months ended June 30, 2001, respectively.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable with SunTrust Bank, Atlanta (the "Bank"). These revolving notes payable were amended and restated in April 2001 with an expiration date of May 31, 2002. The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. Under this agreement, the Company did not incur interest expense in 2001 and 2000. At June 30, 2001 and December 31, 2000, the Company did not have any borrowings under this agreement.

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

RESULTS OF OPERATIONS
---------------------

PREMIUMS

The Company reported $3.0 million in variable annuity premiums and $1.6 million of fixed annuity premiums during the first six months of 2001 compared to $10.6 million of variable annuity premiums for the first six months of 2000. This decline in premiums is primarily due to lower industry sales caused by a downturn in equity markets. For the Company's annuity contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total variable annuity sales, for the six months ended June 30, 2001 totaled $2.1 million, or 70% of total variable premiums ($9.0 million, or 85%, from two significant broker/dealers for the six months ended June 30, 2000).

Premiums, net of reinsurance, for fixed products from two significant broker/dealers, each having at least ten percent of total fixed annuity sales, for the six months ended June 30, 2001 totaled $1.4 million, or 91% of total fixed premiums.

REVENUES

During the first six months of 2001 and 2000, product charges totaled $369,000 and $387,000, respectively.

Management fee revenue increased by $46,000 in the first six months of 2001 from $15,000 during the first six months of 2000. During 2001, First Golden provided certain managerial and supervisory services to DSI. The fee paid to First Golden for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $47,000 for the year to date ended June 30, 2001.

Net investment income was $925,000 for the first six months of 2001 compared to $907,000 for the first six months of 2000. The Company recognized realized losses of $79,000 during the first six months of 2001 compared to realized losses of $431,000 during the first six months of 2000.

EXPENSES

The Company reported total insurance benefits and expenses of $740,000 during the first six months of 2001 compared to $656,000 for first six months of 2000. Interest credited to account balances totaled $191,000 during the first six months of 2001 and $187,000 for the same period in 2000. Benefit claims totaled $33,000 during the first six months of 2001 and $11,000 for the same period of 2000.

Commissions decreased $421,000 in the first six months of 2001 from $665,000 during the first six months of 2000. Changes in commissions are generally related to changes in the level of fixed and variable product sales and can be explained by the decrease in total annuity sales from $10.6 million for the first six months of 2000 compared to $4.6 million for the first six months of 2001. General expenses were $403,000 and $402,000 for the first six months of 2001 and 2000, respectively. Most costs incurred as the result of sales have been deferred, thus having very little impact on current earnings.

First Golden deferred $258,000 of expenses associated with the sale of variable and fixed annuity contracts for the six months ended June 30, 2001. Expenses of $839,000 were deferred for the six months ended June 30, 2000. These acquisition costs are amortized in proportion to the expected gross profits. This decrease is mainly due to a decrease in commissions deferred in the first six months of 2001. Amortization of deferred policy acquisition costs ("DPAC") was $110,000 for the six months ended June 30, 2001 and $192,000 for the six months ended June 30, 2000. The amortization of value of purchased insurance in force ("VPIF") was $1,000 and $(1,000) for the six months ended June 30, 2001 and 2000, respectively. During the first six months of 2001, and 2000, respectively, VPIF was adjusted to reduce amortization by $0 and $4,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of June 30, 2001 is $6,000 for the remainder of 2001, $9,000 in 2002, $9,000 in
2003, $7,000 in 2004,  $5,000 in 2005, and $4,000 in 2006.  Actual  amortization may vary based upon changes in assumptions and experience.

INCOME

Net income was $348,000 for the first six months of 2001, an increase of $215,000 from the same period in 2000.

Comprehensive income for the first six months of 2001 was $991,000, an increase of $1,101,000 from comprehensive loss of $110,000 during the first six months of 2000.

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

FIXED MATURITIES: At June 30, 2001, the Company had fixed maturities with an amortized cost of $23.0 million and an estimated fair value of $23.3 million. The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturities of $307,000 was comprised of gross appreciation of $376,000 and gross depreciation of $69,000. Net unrealized holding gains on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes of $186,000, were included in stockholder's equity at June 30, 2001.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($14.8 million or 64.1%), that are rated BBB+ to BBB- by Standard & Poor's ($4.6 million or 19.9%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 4.5%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($2.6 million or 11.5%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At June 30, 2001, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.5% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.0 million, or 99.5% of amortized cost value, at June 30, 2001.

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

During the six months ended June 30, 2001, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $12.5 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $79,000 in the first six months of 2001.

At June 30, 2001, no fixed maturities were deemed to have impairments in values that are other than temporary. At June 30, 2001, the Company had no investments in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.6% at June 30, 2001.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to production after the merger of EIC and its subsidiaries with ING on October 24, 1997, (the "merger date"). The Company's DPAC was eliminated as of the ING merger date and an asset of $132,000 representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses, which vary directly with the sales of the Company's products, are deferred and amortized. At June 30, 2001, the Company had VPIF and DPAC balances of $85,000 and $4.2 million respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill as of June 30, 2001 was approximately $9,000.

At June 30, 2001, the Company had $56.5 million of separate account assets compared to $57.7 million at December 31, 2000. The decrease in separate account assets resulted from negative equity market returns slightly offset by transfers from the fixed account, and sales of the Company's variable products, net of redemptions.

At June 30, 2001, the Company had total assets of $96.2 million compared to $96.5 from December 31, 2000.

LIABILITIES

Future policy benefit from variable and fixed annuity contracts increased $766,000 in the first six months of 2001 to $7.8 million reflecting premium growth in the Company's fixed account option of the variable and fixed product, net of transfers to the separate account. Policy reserves represent the premiums received plus accumulated interest less mortality, administration charges, and net of transfers to separate accounts. At June 30, 2001, the Company had $56.5 million of separate account liabilities. This is a decrease of 2.1% over separate account liabilities as of December 31, 2000, and is primarily related to negative equity market return offset by transfers from the fixed account, and sales of the Company's variable products, net of redemptions.

Due to affiliates decreased by $912,000 to $75,000 from December 31, 2000 due mainly to the settlement a payable to Golden American for taxes of $500,000, which Golden American had paid on behalf of First Golden.

Other liabilities decreased $147,000 from December 31, 2000, due mainly to a decrease in accrued payables.

The Company's total liabilities decreased $1.2 million, or 1.8%, during the first six months of 2001 and totaled $65.9 million at June 30, 2001. The decrease is primarily the result of a decrease in separate account liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of the Company to generate sufficient cash flows to meet the cash requirements of its operating, investing, and financing activities. The Company's principal sources of cash are variable and fixed annuity premiums, product charges, investment income, sale and maturities of investments, and capital contributions. Primary uses of these funds are payments of commissions and operating expenses, investment purchases, repayment of debt, as well as withdrawals and surrenders.

Net cash used in operating activities was $467,000 in the first six months of 2001 compared to net cash provided by operations of $442,000 in the same period of 2000. The decrease in operating cash flows results primarily from the settlement of liabilities during the first six months of 2001.

Net cash provided by investing activities was $2,689,000 during the first six months of 2001 compared to net cash provided by investing activities of $958,000 in the same period of 2000. The increase results primarily from an increase in net sales of fixed maturities-available for sale of $2.7 million in the first six months of 2001 versus $0.9 million in the first six months of 2000.

Net cash provided by financing activities was $590,000 during the first six months of 2001 compared to cash provided by financing activities of $2,038,000 during the same period in the prior year, a decrease of $1,448,000. The decrease is primarily due to a decrease in capital contributions received from the Parent partly compensated by high net receipts from investment contracts of $0.6 million, net of reallocations to the separate account.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which expired on July 31, 2001. As of April 30, 2001, the SunTrust Bank, Atlanta revolving note facility was amended and now expires on May 31, 2002. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first six months of 2001.

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

VULNERABILITY FROM CONCENTRATIONS: First Golden's operations consist of one business segment, the sale of variable and fixed annuity products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its variable annuity sales volume in the first six months of 2001. Two broker/dealers accounted for a significant portion of its fixed annuity sales volume in the first six months of 2001. Premiums are primarily generated from consumers and corporations in the state of New York.

REINSURANCE: At June 30, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefits under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

On the basis of these analyses, management believes there is no material solvency risk to the Company. With respect to a 10% drop in equity values from year 2001 levels, variable separate account funds, which represent 88% of the in force, pass the risk in underlying fund performance to the contractowner (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from June 30, 2001 levels, the remaining 12% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.

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

Variable and fixed insurance products offered by the Company consist of one variable product, DVA Plus (NY), and two fixed annuity products, FGA New York Flex and FGA New York Multi Year Guarantee Annuity, "MYGA," which two products First Golden began selling during the year 2001.

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



DATE: August 10, 2001   FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK







                    By/s/ E. Robert Koster
                      -----------------------------------------------------
                    E. Robert Koster
                    Senior Vice President and Chief Financial Officer
                      (Duly Authorized Company and Principal Financial Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months ended June 30, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about November 1, 1999 (File No. 333-77385))..............................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment  No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------


                                                                 18


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months ended June 30, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (i)    Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(l) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about April 25, 2000 (File No. 333-77385))................................
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------


                                                                 19


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                   Six Months ended June 30, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

                                                                                                                       ------
           (o)    Participation Agreement between First Golden and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(n) to Amendment No. 2 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385)).......................
                                                                                                                       ------

           (p)    Renewal of Revolving Note Payable, dated July 31, 2000, between First Golden and SunTrust Bank,
                  Atlanta (incorporated by reference from Exhibit 10(p) to First Golden's Form 10-Q filed with the
                  SEC on August 11, 2000 (File No. 333-16279)).......................................................
                                                                                                                       ------

           (q)    Amended Schedule Page to the Participation Agreement between First Golden and Prudential Series
                  Fund, Inc. (incorporated by reference from Exhibit 10(p) to Amendment No. 3 to a Registration statement for First Golden on Form S-1 filed with the SEC on September 13, 2000 (File No.
                  333-77385))........................................................................................
                                                                                                                       ------

           (r)    Reinsurance Agreement dated December 29, 2000 between First Golden and London Life Reinsurance
                  Company of Pennsylvania (incorporated by reference from Exhibit 10(r) to First Golden's Form 10-K filed with the SEC on March 28, 2001 (File No. 333-16279)).........................................
                                                                                                                       ------

           (s)    Renewal of Revolving Note payable, dated April 30, 2001, between First Golden and SunTrust Bank,
                  Atlanta............................................................................................    21
                                                                                                                       ------






                                                                 20

                                                                   Exhibit 10(s)

                    AMENDED AND RESTATED SINGLE PAYMENT NOTE

$10,000,000.00                                     Original Date:  July 31, 2000
Atlanta, Georgia                      Amended and Restated Date:  April 30, 2001

     For value received, the Obligor promises to pay to the order of SunTrust Bank (the "Bank"), on the Termination Date, the principal sum of

                      TEN MILLION DOLLARS ($10,000,000.00)

or such lesser amount of loans as may from time to time, at the Bank's sole discretion and subject to the terms and conditions hereof, be advanced or, upon repayment, readvanced by the Bank hereunder, together with interest from the date hereof on the unpaid principal balance at such annual rate or rates of interest as shall be computed and paid in accordance with the terms and conditions hereinafter set forth. "Termination Date" shall mean the earlier of:
(a) May 31, 2002 or such later date as the then existing Termination Date may be extended by the Bank in its sole discretion by notice to the Obligor, provided that the failure of the Bank to give such notice shall be deemed to mean that the then existing Termination Date has not been so extended.
     This note evidences the obligation of the Obligor to repay, with interest, any and all present and future indebtedness of the Obligor for loans at any time hereafter made or extended by the Bank hereunder. Outstanding loans hereunder shall not exceed the lesser of (i) the principal amount of $10,000,000 and (ii) the unused Aggregate Amount (as hereinafter defined). The payment of any indebtedness evidenced by this note shall not affect the enforceability of this note as to any future, different or other indebtedness evidenced hereby.
     The Obligor acknowledges and agrees that the Bank has established uncommitted lines of credit in varying amounts pursuant to similar and separate notes to the other Affiliated Companies (the "AFFILIATE NOTES"). Obligor agrees that the aggregate unpaid principal balance from time to time outstanding under this note plus the aggregate unpaid principal balance from time to time outstanding on the Affiliate Notes will at no time exceed $150,000,000 (the "AGGREGATE AMOUNT"). "AFFILIATED COMPANIES" shall mean ING America Insurance Holdings, Inc., USG Annuity and Life Insurance Company, Southland Life Insurance Company, Life Insurance Company of Georgia, ING America Life Corporation, Security Life of Denver Insurance Company, First Columbine Life Insurance Company, Midwestern United Life Insurance Company, First ING Life Insurance
Company of New York, United Life & Annuity Insurance Company, Ameribest Life Insurance Company, Equitable Life Insurance Company of Iowa, Golden American Life Insurance Company, Locust Street Securities, Inc., First Golden American Life Insurance Company of New York, Equitable of Iowa Companies, Inc., Reliastar Life Insurance Company, Reliastar Life Insurance Company of New York, Northern Life Insurance Company, Security-Connecticut Life Insurance Company, Aetna Life Insurance Company of America, Aetna Insurance Company of America and Aetna Life Insurance and Annuity Company. ING America Insurance Holdings, Inc. ("AMERICA HOLDINGS") is a wholly-owned subsidiary of ING Insurance International B.V. ("ING INTERNATIONAL"), and the other Affiliated Companies are direct or indirect subsidiaries of America Holdings.
     This note merely amend and restates the indebtedness and liabilities of the Obligor under the Single Payment Note dated July 31, 2000 (the "ORIGINAL NOTE") and does not constitute a novation of the existing indebtedness and liabilities of the Obligor under the Original Note. Such indebtedness and liabilities continue to remain outstanding and shall constitue indebtedness and liabilities under this note.
     If the Obligor desires a disbursement of principal hereunder (an "ADVANCE") the Obligor shall give the Bank written or telephonic notice of the amount of such Advance and the period of time from one (1) day to thirty (30) days that such Advance shall be outstanding (the "INTEREST PERIOD"), provided, however,
(a) if any Interest Period would otherwise end on a day which is not a day on which the Bank and commercial banks in New York, New York, are open for business (a "BUSINESS DAY"), that Interest Period shall be extended through the next succeeding day which is a Business Day, and (b) no Interest Period shall extend beyond the Termination Date. Such written or telephonic notice with respect to the amount of an Advance and the Interest Period to be applicable thereto shall be given to the Bank by the Obligor before one o'clock p.m. Atlanta time, on the first Business Day of the applicable Interest Period. All telephonic notices shall be promptly confirmed in writing. The Obligor shall pay interest upon each Advance from the date of disbursement through the last day of the applicable

Interest Period (including the date of disbursement but excluding the date of repayment) at a rate per annum, calculated on the basis of a 360-day year and upon the actual number of days elapsed, equal to either of the following rates of interest as selected by the Obligor: (1) the per annum rate of interest equal to the cost of funds of Bank for the Interest Period applicable to such Advance for amounts substantially similar to the amount of such Advance plus 0.225% all as determined by Bank in accordance with its usual practices in determining its cost of funds (the "COST OF FUNDS RATE") or (2) a per annum rate of interest that would be applicable to the requested Advance as quoted by the Bank to the Obligor (the "QUOTED RATE"). Unpaid interest accruing at either of such rates will be due and payable on the last Business Day of the applicable Interest Period. The Bank will advise the Obligor of the Cost of Funds Rate and the Quoted Rate that will be applicable to a requested Advance before 1:30 p.m. Atlanta time on the Business Day that the Bank receives a request for an Advance from the Obligor. The Obligor will advise the Bank as to whether the Obligor has selected the Cost of Funds Rate or the Quoted Rate before 2:00 p.m. Atlanta time on the Business Day that the Bank receives a request for an Advance from the Obligor. Any telephonic selection of interest rates by the Obligor will promptly be confirmed in writing. The Bank will promptly disburse the amount of an Advance to the Obligor upon receiving notice of the Obligor's interest rate selection. Unpaid interest accruing at such interest rate will be due and payable on the last Business Day of the applicable Interest Period.
     The Obligor shall repay the entire outstanding principal balance of each Advance on the last Business Day of the Interest Period applicable thereto.
     The Obligor may on any Business Day renew an outstanding Advance into an Advance with the same or different Interest Period, provided that the Bank must be advised of the Obligor's election to renew the Advance and the Interest Period applicable to such renewal before one o'clock p.m. on the last Business Day of the then current Interest Period. The interest rate to be applicable to the renewal of any Advance shall be selected in the same manner that the interest rate is selected at the time an Advance is made. If no Interest Period has been elected for any Advance or for any principal balance outstanding hereunder, or if such election shall not be timely, then the Interest Period with respect thereto shall be deemed to be one day and the applicable interest rate shall be the Cost of Funds Rate. NOTWITHSTANDING THE FOREGOING, ANY SUCH RENEWAL SHALL BE AT THE BANK'S SOLE DISCRETION.
     No prepayment of any Advance shall be permissible during the Interest Period applicable thereto.
     Should the Obligor fail for any reason to pay this note in full on the Termination Date or on the date of acceleration of payment, the Obligor further promises to pay interest on the unpaid amount from such date until the date of final payment at a Default Rate equal to the Prime Rate plus 4%. Should legal action or an attorney at law be utilized to collect any amount due hereunder, the Obligor further promises to pay all costs of collection, plus reasonable attorney's fees. All amounts due hereunder may be paid at any office of Bank. The principal balance of this note shall conclusively be deemed to be the unpaid principal balance appearing on the Bank's records unless such records are manifestly in error.
     As security for the payment of this and any other liability of the Obligor to the holder, direct or contingent, irrespective of the nature of such liability or the time it arises, the Obligor hereby grants a security interest to the holder in all property of the Obligor in or coming into the possession, control or custody of the holder, or in which the holder has or hereafter acquires a lien, security interest, or other right. Upon default, holder may, without notice, immediately take possession of and then sell or otherwise dispose of the collateral, signing any necessary documents as Obligor's attorney in fact, and apply the proceeds against any liability of Obligor to holder. Upon demand, the Obligor will furnish such additional collateral, and execute any appropriate documents related thereto, deemed necessary by the holder for its security. The Obligor further authorizes the holder, without notice, to set-off any deposit or account and apply any indebtedness due or to become due from the holder to the Obligor in satisfaction of any liability described in this paragraph, whether or not matured. The holder may, without notice, transfer or register any property constituting security for this note into its or its nominee name with or without any indication of its security interest therein.

     This note shall immediately mature and become due and payable, without notice or demand, upon the appointment of a receiver for the Obligor or upon the filing of any petition or the commencement of any proceeding by the Obligor for relief under any bankruptcy or insolvency laws, or any law relating to the relief of debtors, readjustment of indebtedness, debtor reorganization, or composition or extension of debt. Furthermore, this note shall, at the option of the holder, immediately mature and become due and payable, without notice or demand, upon the happening of any one or more of the following events; (1) nonpayment on the due date of any amount due hereunder; (2) failure of the Obligor to perform any other material obligation to the holder; (3) if the Obligor shall fail to make any payment as and when such payment is due upon any obligation for borrowed money other than the obligation owing pursuant to this Note, and by reason thereof such obligation becomes due prior to its stated maturity or prior to its regularly scheduled dates of payment; (4) a reasonable belief on the part of the holder that the Obligor is unable to pay its obligations when due or is otherwise insolvent; (5) the filing of any petition or the commencement of any proceeding against the Obligor for relief under bankruptcy or insolvency laws, or any law relating to the relief of debtors, readjustment of indebtedness, debtor reorganization, or composition or extension of debt, which petition or proceeding is not dismissed within 60 days of the date of filing thereof; (6) the suspension of the transaction of the usual business of the Obligor, or the dissolution, liquidation or transfer to another party of a significant portion of the assets of the Obligor and any such action shall have a material adverse effect on the ability of the Obligor to repay the unpaid principal balance hereof; (7) a reasonable belief on the part of the holder that the Obligor has made a representation or warranty in connection with any loan by or other transaction with the holder and such representation or warranty was false in any material respect; (8) the issuance or filing of any levy, attachment, garnishment, or lien against the property of the Obligor which shall remain unpaid or undischarged for a period of thirty (30) days and such failure to pay shall have a material adverse effect on the ability of the Obligor to repay the unpaid principal balance hereof; (9) the failure of the Obligor to satisfy any judgment, penalty or fine imposed by a court or administrative agency of any government and such judgment, penalty, or fine shall remain unpaid, unstayed on appeal, undischarged or undismissed for a period of thirty (30) days; (10) failure of the Obligor, after demand, to furnish financial information or to permit inspection of any books or records during Obligor's normal business hours; (11) America Holdings shall no longer own, direct or indirect, 100% of the outstanding voting stock of the Obligor, or
(12) the Obligor shall fail to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation.
     The failure or forbearance of the holder to exercise any right hereunder, or otherwise granted by law or another agreement, shall not affect or release the liability of the Obligor, and shall not constitute a waiver of such right unless so stated by the holder in writing. The Obligor agrees that the holder shall have no responsibility for the collection or protection of any property securing this note, and expressly consents that the holder may from time to time, without notice, extend the time for payment of this note, or any part thereof, waive its rights with respect to any property or indebtedness without releasing the Obligor from any liability to the holder. This note is governed by Georgia law.
     The term "OBLIGOR" means FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK. The term "PRIME RATE", if used herein, shall mean that rate of interest designated by Bank from time to time as its "Prime Rate" which rate is not necessarily the Bank's best rate. The term "HOLDER" means Bank and any subsequent transferee or endorsee hereof.

             PRESENTMENT AND NOTICE OF DISHONOR ARE HEREBY WAIVED BY THE OBLIGOR

                                    FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY
                                    OF NEW YORK

                                         By:/s/ David S. Pendergrass
                                            ------------------------------------
                                             Name: David S. Pendergrass
                                             Title: Vice President and Treasurer