Form 10-Q
period 2001-09-30
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2001-11-13
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September 30, 2001
                                           -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                      to
                                           ----------------      ---------------



                   Commission file number  333-16279, 333-77385
                                         -------------------------

            FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 New York                                               13-3919096
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS employer identification no.)
  incorporation or organization)

1000 Woodbury Road, Suite 102, Woodbury, NY                        11797
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code        (800) 963-9539
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,000 shares of Common Stock as of November 12, 2001.


NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 19                                             Page 1 of 21




                                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:                  First Golden American Life Insurance Company of New York

Condensed Statements of Operations (Unaudited):


                                                                                        For the Three            For the Three
                                                                                         Months Ended             Months Ended
                                                                                   September 30, 2001       September 30, 2000
                                                                              -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)
       Revenues:
         Annuity product charges                                                               $199                  $209
         Management fee revenue                                                                  28                     5
         Net investment income                                                                  520                   399
         Realized gains on investments                                                           70                     4
                                                                              -------------------------------------------------
                                                                                                817                   617
       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                                18                    96
            Benefit claims in excess of account balances                                         (3)                    1
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                                          43                   217
            General expenses                                                                    (25)                  165
            Insurance taxes, state licenses, and fees                                             5                    11
            Policy acquisition costs deferred                                                  (101)                 (262)
            Amortization:
              Deferred policy acquisition costs                                                 107                    89
              Value of purchased insurance in force                                               8                    (4)
              Goodwill                                                                            1                     1
                                                                              -------------------------------------------------
                                                                                                 53                   314
                                                                              -------------------------------------------------
       Income before income taxes                                                               764                   303

       Income taxes                                                                             267                   136
                                                                              -------------------------------------------------

       Net income                                                                              $497                  $167
                                                                              =================================================



SEE ACCOMPANYING NOTES.
                                                                 2

Condensed Statements of Operations (Unaudited):


                                                                                         For the Nine             For the Nine
                                                                                         Months Ended             Months Ended
                                                                                   September 30, 2001       September 30, 2000
                                                                              -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)
       Revenues:
         Annuity product charges                                                               $568                    $596
         Management fee revenue                                                                  89                      20
         Net investment income                                                                1,445                   1,306
         Realized losses on investments                                                          (9)                   (427)
                                                                              -------------------------------------------------
                                                                                              2,093                   1,495

       Insurance benefits and expenses:
         Annuity benefits:
            Interest credited to account balances                                               238                     283
            Benefit claims in excess of account balances                                          1                      12
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                                         287                     882
            General expenses                                                                    378                     567
            Insurance taxes, state licenses, and fees                                            20                      49
            Policy acquisition costs deferred                                                  (359)                 (1,101)
            Amortization:
              Deferred policy acquisition costs                                                 217                     281
              Value of purchased insurance in force                                               9                      (5)
              Goodwill                                                                            2                       2
                                                                              -------------------------------------------------
                                                                                                793                     970
                                                                              -------------------------------------------------
       Income before income taxes                                                             1,300                     525

       Income taxes                                                                             455                     225
                                                                              -------------------------------------------------

       Net income                                                                              $845                    $300
                                                                              =================================================


SEE ACCOMPANYING NOTES.
                                                                 3

Condensed Balance Sheets:

                                                                                  September 30, 2001     December 31, 2000
                                                                              ---------------------------------------------
                                                                                     (UNAUDITED)
                                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2001-$26,918; 2000-$26,924)                                                   $28,080               $25,204
Cash and cash equivalents                                                                   7,430                 8,655
Due from affiliates                                                                            96                    68
Accrued investment income                                                                     527                   392
Deferred policy acquisition costs                                                           4,178                 4,170
Value of purchased insurance in force                                                          70                   113
Property and equipment, less allowances for
   depreciation of $41 in 2001 and $34 in 2000                                                 25                    30
Goodwill, less accumulated amortization of $9 in 2001
   and $7 in 2000                                                                              87                    89
Current income taxes recoverable                                                               --                    17
Other assets                                                                                1,067                    17
Separate account assets                                                                    46,563                57,703
                                                                            -----------------------------------------------

Total assets                                                                              $88,123               $96,458
                                                                            ===============================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Future policy benefits:
    Annuity products                                                                       $8,222                $7,065
Current income tax liability                                                                  490                    --
Deferred income tax liability                                                               1,177                   843
Due to affiliates                                                                               8                   987
Other liabilities                                                                             266                   483
Separate account liabilities                                                               46,563                57,703
                                                                            -----------------------------------------------
                                                                                           56,726                67,081
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share,
    authorized 6,000 shares                                                                    --                    --
  Common stock, par value $10 per share, authorized,
    issued, and outstanding 200,000 shares                                                  2,000                 2,000
  Additional paid-in capital                                                               26,049                26,049
  Accumulated other comprehensive income (loss)                                               718                  (457)
  Retained earnings                                                                         2,630                 1,785
                                                                            -----------------------------------------------

Total stockholder's equity                                                                 31,397                29,377
                                                                            -----------------------------------------------

Total liabilities and stockholder's equity                                                $88,123               $96,458
                                                                            ===============================================


SEE ACCOMPANYING NOTES.

                                                                 4



Condensed Statements of Cash Flows (Unaudited):

                                                                                               For the Nine            For the Nine
                                                                                               Months Ended            Months Ended
                                                                                         September 30, 2001      September 30, 2000
                                                                                      ----------------------------------------------
                                                                                                 (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  $(960)                 $767

INVESTING ACTIVITIES
Sale, maturity, or repayment of fixed maturities - available for sale                               16,999                 8,271
Acquisition of fixed maturities - available for sale                                               (18,147)               (6,487)
                                                                                      ----------------------------------------------
Net cash provided by (used in) investing activities                                                 (1,148)                1,784

FINANCING ACTIVITIES
Proceeds from revolving note payable                                                                    --                   100
Repayment of revolving note payable                                                                     --                  (200)
Receipts from investment contracts credited to account balances                                      2,243                 2,701
Return of account balances on investment contracts                                                    (396)                 (362)
Net reallocations to separate account                                                                 (964)               (2,548)
Contribution from parent                                                                                --                 2,113
                                                                                      ----------------------------------------------
Net cash provided by financing activities                                                              883                 1,804
                                                                                      ----------------------------------------------

Increase (decrease) in cash and cash equivalents                                                    (1,225)                4,355
Cash and cash equivalents at beginning of period                                                     8,655                 3,335
                                                                                      ----------------------------------------------

Cash and cash equivalents at end of period                                                          $7,430                $7,690
                                                                                      ==============================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                                --                   $11
Cash paid during the period for income taxes                                                            --                    28



SEE ACCOMPANYING NOTES.
                                                                 5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. This Form is being filed with the reduced disclosure format specified in General Instruction H (1) and (2) of Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and the related notes included in First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 2000.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company may from time to time utilize various derivative instruments to manage interest rate and price risk (collectively, market risk). The Company has appropriate controls in place, and financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. Derivatives are recognized on the balance sheet at their fair value. At September 30, 2001, the Company did not utilize any such derivatives.

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

STATUTORY
Net income (loss) for First Golden as determined in accordance with statutory accounting practices was $599,000 and $(214,000) for the nine months ended September 30, 2001 and 2000, respectively. Total statutory capital and surplus was $27,246,000 at September 30, 2001 and $26,630,000 at December 31, 2000. The
National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual was effective January 1, 2001, and has been adopted, at least in part, by the State of New York, which is the state of domicile for First Golden. The revised manual has resulted in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of these changes to First Golden's statutory-basis capital and surplus as of January 1, 2001 was not significant.

RECLASSIFICATIONS
Certain amounts in prior period financial statements have been reclassified to conform to the September 30, 2001 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income for the third quarter of 2001 and 2000 amounted to $1,028,000 and $549,000, respectively. Other comprehensive income for the first nine months of 2001 and 2000 amounted to $2,020,000 and $659,000, respectively. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $2,000 and $(181,000) during the first nine months of 2001 and 2000, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments for value of purchased insurance in force and deferred policy acquisition costs totaling $(4,000), and $(299,000) for the third quarters of 2001 and 2000, respectively, and $(11,000), and $(246,000) for the first nine months of 2001 and 2000, respectively.

NOTE 3 -- INVESTMENTS

INVESTMENT DIVERSIFICATIONS: The Company's investment policies related to its investment portfolio require diversification by asset type, company, and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The following percentages relate to holdings at September 30, 2001 and December 31, 2000. Fixed maturities included investments in industrials (28% in 2001, 33% in 2000), asset-backed securities (10% in 2001, 0% in 2000), financial companies (28% in 2001, 31% in 2000), and various government bonds and government or agency mortgage-backed securities (31% in 2001, 29% in 2000).

NOTE 4 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $31,000 and $217,000 in the third quarter of 2001 and 2000, respectively. For the first nine months of 2001 and 2000, the commissions and expenses were $228,000 and $882,000, respectively.

First Golden provides certain managerial and supervisory services to DSI. The fee paid to First Golden for these services, which is calculated as a percentage of average assets in the variable separate accounts was $21,000 for the third quarter of 2001 and $68,000 for the nine months ended September 30, 2001.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets managed by ING IM. The fee is payable quarterly. For the third quarters of 2001 and 2000, the Company incurred fees of $18,000 and $20,000, respectively, under this agreement. For the first nine months of 2001 and 2000, the Company incurred fees of $38,000 and $60,000, respectively.

The Company has service  agreements  with Golden  American  and  Equitable  Life
Insurance Company of Iowa ("Equitable Life"), an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $41,000 and $109,000 for the third quarters of 2001 and 2000, respectively, and $122,000 and $299,000 for the nine months ended September 30, 2001 and 2000, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $0 and $89,000 for the third quarters of 2001 and 2000, respectively, and $0 and $267,000 for the nine months ended September 30, 2001 and 2000, respectively.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $5,000 and $54,000 for the third quarters of 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, these revenues were $139,000 and $162,000, respectively.

The Company provides resources and services to Golden American. Revenues for these services, which reduce general expenses incurred by the Company, totaled $53,000 and $142,000 for the third quarters of 2001 and 2000 respectively. For the nine months ended September 30, 2001 and 2000, these revenues were $166,000 and $436,000, respectively.

The Company had premiums, net of reinsurance, from variable products for the third quarter and the first nine months ended September 30, 2001, respectively, of approximately $30,000, and $120,000 from Washington Square Securities, Inc., an affiliate.

The Company had premiums from fixed products for the third quarter and the first nine months ended September 30, 2001, respectively of approximately $260,000 and $810,000, from Washington Square Securities, Inc., an affiliate.

The Company had premiums, net of reinsurance, from variable products for the third quarter of 2001 and 2000, respectively, of $0 and $572,000 from Vestax Securities Corporation, an affiliate. For the first nine months of 2001 and 2000, respectively, the Company had premiums of $3,000 and $583,000 from Vestax Securities Corporation.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At September 30, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefit guarantees under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On December 29, 2000, First Golden entered a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum death benefit guarantees of First Golden's variable annuities issued on or after January 1, 2000.

At September 30, 2001 and December 31, 2000, the Company had a payable of $7,000 and $17,000, respectively, for reinsurance premiums. Included in the accompanying financial statements are net considerations to the reinsurer of $23,000 and $11,000 in the third quarters of 2001 and 2000, respectively, and $108,000 and $35,000 for the nine months ended September 30, 2001 and 2000, respectively. In addition, the accompanying financial statements contain net policy benefits recoveries of $26,000 and $0 for the third quarters 2001 and 2000, respectively and $65,000 and $5,000 for the nine months ended September 30, 2001 and 2000.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. As of September 30, 2001, the Company had two investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity. The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable and fixed annuities and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns, which may result in higher lapse experience than assumed, could have a severe impact to the Company's financial condition. Two broker/dealers, each having at least ten percent of total variable annuity sales for the third quarter, generated 48% of the Company's sales in the third quarter of 2001 (82% by three broker/dealers during the same period in 2000). Two broker/dealers, each having at least ten percent of total variable annuity sales for the nine months ended September 30, 2001, generated 67% of the Company's sales for the nine months ended September 30, 2001 (80% by two broker/dealers during the same period in 2000). Two broker/dealers, each having at least ten percent of total fixed annuity sales, generated 100% and 93% of the Company's fixed annuity sales in the quarter and nine months ended September 30, 2001 respectively.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable with SunTrust Bank, Atlanta (the "Bank"). These revolving notes payable were amended and restated in April 2001 with an expiration date of May 31, 2002. The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. Under this agreement, the Company did not incur interest expense in 2001 and 2000. At September 30, 2001 and December 31, 2000, the Company did not have any borrowings under this agreement.

NOTE 6 -- MERGER OF FIRST GOLDEN WITH RELIASTAR LIFE INSURANCE COMPANY OF
NEW YORK

On September 25, 2001, the Board of Directors of First Golden approved a plan of merger to merge First Golden into ReliaStar Life Insurance Company of New York ("ReliaStar of NY"). The merger is anticipated to be effective on January 1, 2002 (the "merger date"), subject to the approval of the Insurance Department of the State of New York, which has the discretion, as deemed necessary, to hold a public hearing with regard to the merger. If approved, on the merger date, First Golden will cease to exist and will be succeeded by ReliaStar of NY.

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

First Golden is a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"). Golden American is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"). EIC is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands. First Golden's primary purpose is to offer variable and fixed insurance products in the states of New York and Delaware.

RESULTS OF OPERATIONS
---------------------

PREMIUMS

The Company reported $3.5 million in variable annuity premiums and $1.9 million of fixed annuity premiums during the first nine months of 2001 compared to $14.6 million of variable annuity premiums for the first nine months of 2000. This decline in premiums is primarily due to lower variable annuity industry sales caused by a downturn in equity markets. This was partially offset by an increase in premiums from the sale of fixed annuities. For the Company's annuity contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

During the first nine months of 2001, First Golden began selling for the first time, two fixed annuity products, a Flex Annuity and a Multi-Year Gurantee Annity ("MYGA").

Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total variable annuity sales, for the nine months ended September 30, 2001 totaled $2.4 million, or 67% of total variable premiums ($11.7 million, or 80%, from two significant broker/dealers for the nine months ended September 30, 2000).

Premiums, net of reinsurance, for fixed products from two significant broker/dealers, each having at least ten percent of total fixed annuity sales, for the nine months ended September 30, 2001 totaled $1.7 million, or 93% of total fixed premiums.

REVENUES

During the first nine months of 2001 and 2000, product charges totaled $568,000 and $596,000, respectively. This decrease is mainly due to lower account balances associated with the Company's variable separate account option.

Management fee revenue increased by $69,000 in the first nine months of 2001 from $20,000 during the first nine months of 2000. During 2001, First Golden provided certain managerial and supervisory services to DSI. The fee paid to First Golden for these services, which is calculated as a percentage of average assets in the variable separate accounts, was $68,000 for the year to date ended September 30, 2001.

Net investment income was $1,445,000 for the first nine months of 2001 compared to $1,306,000 for the first nine months of 2000. The Company recognized realized losses of $9,000 during the first nine months of 2001 compared to realized losses of $427,000 during the first nine months of 2000.

EXPENSES

The Company reported total insurance benefits and expenses of $793,000 during the first nine months of 2001 compared to $970,000 for first nine months of 2000. Interest credited to account balances totaled $238,000 during the first nine months of 2001 and $283,000 for the same period in 2000.

Commissions decreased $595,000 in the first nine months of 2001 from $882,000 during the first nine months of 2000. Changes in commissions are generally related to changes in the level of fixed and variable product sales and can be explained by the decrease in total annuity sales from $14.6 million for the first nine months of 2000 compared to $5.4 million for the first nine months of 2001. General expenses were $378,000 and $567,000 for the first nine months of 2001 and 2000, respectively. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

First Golden deferred $359,000 of expenses associated with the sale of variable annuity contracts for the nine months ended September 30, 2001. Expenses of $1,101,000 were deferred for the nine months ended September 30, 2000. These acquisition costs are amortized in proportion to the expected gross profits. This decrease is mainly due to a decrease in commissions deferred in the first nine months of 2001. Amortization of deferred policy acquisition costs ("DPAC") was $217,000 for the nine months ended September 30, 2001 and $281,000 for the nine months ended September 30, 2000. The amortization of value of purchased insurance in force ("VPIF") was $9,000 and $(5,000) for the nine months ended September 30, 2001 and 2000, respectively. During the first nine months of 2001, VPIF was adjusted by $3,000 to reflect changes in the assumptions related to the timing of future gross profits. During the first nine months of 2000, VPIF was adjusted to reduce amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of September 30, 2001 is $2,000 for the remainder of 2001, $8,000 in 2002, $8,000 in 2003, $7,000 in
2004, $5,000 in 2005, and $4,000 in 2006. Actual amortization may vary based upon changes in assumptions and experience.

INCOME

Net income was $845,000 for the first nine months of 2001, an increase of $545,000 from the same period in 2000.

Comprehensive income for the first nine months of 2001 was $2,020,000, an increase of $1,361,000 from comprehensive gain of $659,000 during the first nine months of 2000.

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

FIXED MATURITIES: At September 30, 2001, the Company had fixed maturities with an amortized cost of $26.9 million and an estimated fair value of $28.1 million. The Company classifies 100% of its securities as available for sale. Net unrealized apppreciation on fixed maturities of $1,162,000 was comprised of gross appreciation of $1,215,000 and gross depreciation of $53,000. Net unrealized holding gains on these securities, net of adjustments for VPIF, DPAC, and deferred income taxes, of $718,000, were included in stockholder's equity at September 30, 2001.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($13.7 million or 51.0%), that are rated BBB+ to BBB- by Standard & Poor's ($4.1 million or 15.1%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.8%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($8.2 million or 30.1%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At September 30, 2001, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.1% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $980,000, or 95.0% of amortized cost value, at September 30, 2001.

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

During the nine months ended September 30, 2001, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $17.0 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax losses from sales, calls, and repayments of fixed maturity investments amounted to $9,000 in the first nine months of 2001.

At September 30, 2001, no fixed maturities were deemed to have impairments in value that are other than temporary. At September 30, 2001, the Company had no investments in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.3% at September 30, 2001.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to production after the merger of EIC and its subsidiaries with ING on October 24, 1997, (the "ING merger date"). The Company's DPAC was eliminated as of the ING merger date and an asset of $132,000 representing VPIF was established for all policies in force at the ING merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses which vary directly with the sales of the Company's products are deferred and amortized. At September 30, 2001, the Company had VPIF and DPAC balances of $70,000 and $4.2 million, respectively.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established as a result of the merger with ING. Accumulated amortization of goodwill as of September 30, 2001 was approximately $9,000.

Other assets increased by $1,050,000 during the first nine months of 2001 primarily due to an increase in a receivable from securities sold.

At September 30, 2001, the Company had $46.6 million of separate account assets compared to $57.7 million at December 31, 2000. The decrease in separate account assets primarily resulted from negative equity market returns.

At September 30, 2001, the Company had total assets of $88.1 million, a decrease of 8.7% from December 31, 2000.

LIABILITIES

Future policy benefits from variable and fixed annuity contracts increased $1,157,000 in the first nine months of 2001 to $8.2 million mainly reflecting growth in the Company's fixed account option for fixed annuity products. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges and net of transfers to the separate account. At September 30, 2001, the Company had $46.6 million of separate account liabilities. This is a decrease of 19.0% over separate account liabilities as of December 31, 2000, and is primarily related to negative equity market returns.

Due to affiliates decreased by $979,000 to $8,000 from December 31, 2000. This was mainly due to the settlement of a payable of $500,000 to Golden American for taxes which Golden American had paid on behalf of First Golden.

Other liabilities decreased $217,000 from December 31, 2000, due mainly to a decrease in accrued payables.

The Company's total liabilities decreased $10.4 million, or 15.0%, during the first nine months of 2001 and totaled $56.7 million at September 30, 2001. The decrease is primarily the result of a decrease in separate account liabilities.

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

Net cash used in operating activities was $960,000 in the first nine months of 2001 compared to net cash provided by operations of $767,000 in the same period of 2000. The decrease in operating cash flows results primarily from an increase in other assets and a decrease in due to affiliates.

Net cash used in investing activities was $1,148,000 during the first nine months of 2001 compared to cash provided by investing activities of $1,784,000 in the same period of 2000. The decrease results primarily from an increase in net acquisitions of fixed maturities-available for sale.

Net cash provided by financing activities was $883,000 during the first nine months of 2001 compared to cash provided by financing activities of $1,804,000 during the same period in the prior year, a decrease of $921,000. The decrease is primarily due to a decrease in capital contributions received from the Parent. This was partly compensated by higher net receipts from investment contracts, net of reallocations to the separate account, of $1.1 million. Net reallocations to the separate account decreased by $1.6 million.

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

From January 1, 2001 to September 30, 2001, First Golden's principal office was located in New York, New York, where certain of the Company's records were maintained. The 2,568 square feet of office space is leased through 2001. As of October 1, 2001, First Golden's principal office moved to Woodbury, New York.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first nine months of 2001.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in the investment portfolio. As of September 30, 2001, the Company had two investments (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. First Golden's operations consist of one business segment, the sale of variable and fixed annuity products. First Golden is not dependent upon any single customer, however, two broker/dealers accounted for a significant portion of its variable annuity sales volume in the first nine months of 2001. Two broker/dealers accounted for a significant portion of its fixed annuity sales volume in the first nine months of 2001. Premiums are primarily generated from consumers and corporations in the state of New York.

REINSURANCE: At September 30, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefits under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

On the basis of these analyses, management believes there is no material solvency risk to the Company. With respect to a 10% drop in equity values from year 2001 levels, variable separate account funds, which represent 85% of the in force, pass the risk in underlying fund performance to the contractowner (except for certain minimum guarantees). With respect to interest rate movements up or down 100 basis points from September 30, 2001 levels, the remaining 15% of the in force are fixed account funds and almost all of these have market value adjustments which provide significant protection against changes in interest rates.


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

(b)      Reports on Form 8-K

A filing made in accordance with Item 5 of Form 8-K: Other Events and Regulation FD Disclosure was made on October 23, 2001. The purpose of the filing was to report that on September 25, 2001, the Board of Directors of First Golden American Life Insurance Company of New York ("Registrant") approved a plan of merger to merge Registrant into ReliaStar Life Insurance Company of New York ("RLNY"). The merger is anticipated to be effective on January 1, 2002, subject to the approval of the Insurance Department of the State of New York.

Incorporated into the Form 8-K filing by reference was a prospectus supplement filed with the Securities and Exchange Commission on October 19, 2001, on Form 497 under the Securities Act of 1933 (File No. 333-16501), which describes the proposed transaction and contains financial information on RLNY. The prospectus supplement was included as an exhibit item to the Form 8-K filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 12, 2001                     FIRST GOLDEN AMERICAN LIFE INSURANCE
                                                             COMPANY OF NEW YORK





                                             By/s/  David Wheat
                                               ----------------------------
                                             David Wheat
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)



                                             By/s/  Steve Preston
                                               -----------------------------
                                             Steve Preston
                                             President
                                             (Duly Authorized Company Officer)



                                                               INDEX

                                                        Exhibits to Form 10-Q
                                                Nine Months ended September 30, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about November 1, 1999 (File No. 333-77385))..............................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment  No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------




                                                                 19


                                                               INDEX

                                                        Exhibits to Form 10-Q
                                                Nine Months ended September 30, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (i)    Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(l) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about April 25, 2000 (File No. 333-77385))................................
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------



                                                                 20


                                                               INDEX

                                                        Exhibits to Form 10-Q
                                                Nine Months ended September 30, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

                                                                                                                       ------
           (o)    Participation Agreement between First Golden and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(n) to Amendment No. 2 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385)).......................
                                                                                                                       ------

           (p)    Renewal of Revolving Note Payable, dated July 31, 2000, between First Golden and SunTrust Bank,
                  Atlanta (incorporated by reference from Exhibit 10(p) to First Golden's Form 10-Q filed with the
                  SEC on August 11, 2000 (File No. 333-16279)).......................................................
                                                                                                                       ------

           (q)    Amended Schedule Page to the Participation Agreement between First Golden and Prudential Series
                  Fund, Inc. (incorporated by reference from Exhibit 10(p) to Amendment No. 3 to a Registration statement for First Golden on Form S-1 filed with the SEC on September 13, 2000 (File No.
                  333-77385))........................................................................................
                                                                                                                       ------

           (r)    Reinsurance Agreement dated December 29, 2000 between First Golden and London Life Reinsurance
                  Company of Pennsylvania (incorporated by reference from Exhibit 10(r) to First Golden's Form 10-K filed with the SEC on March 28, 2001 (File No. 333-16279)).........................................
                                                                                                                       ------

           (s)    Renewal of Revolving Note payable, dated April 30, 2001, between First Golden and SunTrust Bank,
                  Atlanta (incorparated by reference from Exhibit 10(s) to First Golden's form 10-Q filed with the SEC on August 14, 2001 (File No. 333-16279)............................................................
                                                                                                                       ------


                                                                 21