Form 10-K
period 2001-12-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2002-03-27
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.

Commission file number 333-16279, 333-77385
                       --------------------

            FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                     13-3919096
---------------------------------           ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

   1000 Woodbury Road, Suite 102
       Woodbury, New York                                  11797
---------------------------------           ------------------------------------
     (Address of principal                               (Zip Code)
        executive offices)

Registrant's Telephone Number, including area code : (800) 963-9539
                                                     --------------

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

As of March 27, 2002, 200,000 shares of Common Stock, $10 par value, are authorized, issued and outstanding.
As of March 27, 2002, 6,000 shares of Preferred Stock, $5,000 par value, are authorized.

NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS I (2).

DOCUMENTS INCORPORATED BY REFERENCE
See exhibit index - page 38.
                                                                    Page 1 of 40

PART I
ITEM 1. BUSINESS.

OVERVIEW

First Golden American Life Insurance Company of New York ("First Golden" or "Company") is a stock life insurance company organized under the laws of the State of New York. The Company was incorporated on May 24, 1996 and is a wholly owned life insurance subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"). Golden American is a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life"). Equitable Life is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"), which is an indirect wholly owned subsidiary of ING Groep, N.V. ("ING"), a global financial services holding company based in The Netherlands.

First Golden was capitalized in December 1996. First Golden became licensed as a life insurance company under the laws of the State of New York on January 2, 1997 and the State of Delaware on December 23, 1997 and has since received regulatory product approvals to sell insurance products in these states. First Golden offers variable annuity products. See Note 9 of the financial statements for further information regarding related party transactions.

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

PRODUCTS

The Company offers variable and fixed annuity products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. The Company believes longer life expectancies, an aging population, and growing concern over the stability and availability of the Social Security system have made retirement planning a priority for many Americans. The target market for all products is consumers and corporations in New York and Delaware.

Variable and fixed insurance products currently offered by the Company include one variable annuity product, and two fixed annuity products. During the year ended December 31, 2001, First Golden began selling two new fixed annuity products, FGA New York Flex and FGA New York MYGA. Variable annuities are long-term savings vehicles in which contractowner premiums (purchase payments) are recorded and maintained in subaccounts within a separate account established and registered with the SEC as a unit investment trust. The variable annuity issued by First Golden is a combination variable and fixed deferred annuity contract under which some or all of the premiums may be allocated by the contract owner to a fixed account available under the contract. In addition, First Golden issues fixed annuity contracts which offer only one or more fixed accounts, and do not provide for allocation to any of the variable subaccounts.

At December 31, 2001, the funds on deposit in the Company's variable and fixed annuity separate and fixed accounts totaled $50.8 million and $9.1 million, respectively ($57.7 million and $7.1 million respectively at December 31, 2000, and $47.2 million and $7.6 million respectively at December 31, 1999). Variable and fixed annuities provide the Company with fee based revenues in the form of various charges and fees charged to the contract owner's account. Revenues include charges for mortality and expense risk, contract administration, and surrender charges.

Marketing of the variable products on behalf of First Golden is primarily through broker/dealers.

BUSINESS ENVIRONMENT

The current business and regulatory environment presents many challenges to the insurance industry. The variable and fixed annuity competitive environment remains intense and is dominated by a number of large highly rated insurance companies. Increasing competition from traditional insurance carriers as well as banks and mutual fund companies offers consumers many choices. The economic environment during 2001 was characterized by a relatively weak economy, low interest rates and a volatile equity market, which experienced a major decline. However, there is an aging U.S. population which is increasingly concerned about retirement, estate planning, maintaining their standard of living in retirement; and potential reductions in government and employer-provided benefits at retirement, as well as lower public confidence in the adequacy of those benefits. Despite an economic downturn in the near term, these factors should contribute to wealth accumulation needs.

REGULATION

The Company's insurance operations are conducted in a highly regulated environment. The primary regulator of First Golden's insurance operations is the Superintendent of Insurance for the State of New York. The Company is also regulated by the Securities and Exchange Commission and sales of its products are generally regulated by the National Association of Securities Dealers, Inc. See Item 7, Management's Discussion and Analysis of Results of Operations.

ITEM 2. PROPERTIES.

From January 1, 2001 to September 30, 2001, First Golden's business operations were housed in a leased facility in New York, New York, where certain of the Company's records were maintained. The 2,568 square feet of office space was leased through 2001. As of October 1, 2001, First Golden's principal office moved to Woodbury, New York.

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

A filing was made on October  31,  2001 in  accordance  with Item 5 of Form 8-K:
Other Events and Regulation FD Disclosure. The purpose of the filing was to report that on September 25, 2001, the Board of Directors of First Golden approved a plan of merger to merge First Golden into ReliaStar Life Insurance Company of New York ("RLNY") an affiliated company. The merger is currently anticipated to be effective on April 1, 2002, or shortly thereafter, subject to the approval of the Insurance Departments of the States of New York, and Delaware.

A prospectus supplement describing the proposed transaction and containing financial information on RLNY was filed with the Securities and Exchange Commission on October 19, 2001 (File No. 333-16501). The prospectus supplement was incorporated by reference and included as an exhibit item to the Form 8-K filing.

First Golden is required to maintain a minimum total statutory-basis capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York in which it is presently licensed to sell insurance products.

With regard to restrictions on the payment of dividends refer to the Liquidity and Capital Resources section.

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

RESULTS OF OPERATIONS
---------------------

PREMIUMS

The Company reported $4.1 million in variable annuity premiums and $3.0 million of fixed annuity premiums during the year ended December 31, 2001 compared to $17.0 million of variable annuity premiums and $0 of fixed annuity premiums for the year ended December 31, 2000. This decline in variable annuity premiums is primarily due to lower variable annuity industry sales caused by a downturn in equity markets. This was partially offset by an increase in premiums from the sale of fixed annuities.

During the year ended December 31, 2001, First Golden began selling, two fixed annuity products, Flex Annuity and a Multi-Year Gurantee Annuity ("MYGA").

For the Company's variable and fixed annuity contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment spread and product charges.

Premiums, net of reinsurance, for variable products from two significant broker/dealers, each having at least ten percent of total variable annuity sales, for the year ended December 31, 2001 totaled $2.5 million (61.2 %) of premiums compared to $13.5 million (79.2%) from two significant broker/dealers for the year ended December 31, 2000.

Premiums, for fixed products from two significant broker/dealers, each having at least ten percent of total fixed annuity sales, for the year ended December 31, 2001 totaled $2.5 million, (75.7% of total fixed premiums).

REVENUES

Management fee revenue increased by $86,000 for the year ended December 31, 2001 from $29,000 for the year ended December 31, 2000. During 2001, First Golden provided certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to First Golden for these services, which is calculated, as a percentage of average assets in the variable separate accounts, was $89,000 for the year ended December 31, 2001.

Net investment income was $1,876,000 for the year ended December 31, 2001. This was a decrease of 7.2% compared to net investment income of $2,022,000 for the year ended December 31, 2000 due to a decline in investment yields of the short-term investments. The Company recognized realized gains of $299,000 during 2001 compared to realized losses of $689,000 during 2000 from the sale of investments.

EXPENSES

The Company reported total insurance benefits and expenses of $1.0 million for the year ended December 31, 2001 and $1.8 million for the year ended December 31, 2000. Insurance benefits and expenses consist of interest credited to account balances, benefit claims incurred in excess of account balances, commissions, general expenses, insurance taxes, state licenses, and fees, and amortization of deferred policy acquisition expenses, goodwill, and value of purchased insurance in force, net of deferred policy acquisition costs.

Interest credited to account balances was $340,000 and $401,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

Commissions decreased $731,000 in the year ended December 31, 2001 from $1,115,000 for the year ended December 31, 2000. Changes in commissions are generally related to changes in the level of fixed and variable product sales and can be explained by the decrease in total annuity sales from $17.0 million for year ended 2000 compared to $7.1 million for the year ended 2001. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings. General expenses were $442,000 and $1,244,000 for the years ended 2001 and 2000, respectively. This decrease was mainly as a result of lower cost allocations. Cost allocations from Golden are partially based the level of First Golden product sales and related sales compensation. The Company's product sales decreased by $12.9 million during the year ended December 31, 2001, causing a decrease in the costs allocated to First Golden.

The Company's deferred policy acquisition costs ("DPAC") were eliminated and an asset of $132,000 representing value of purchased insurance in force ("VPIF") was established for policies in force at the Merger Date. The Company deferred $507,000 of expenses associated with the sale of fixed and variable annuity contracts for the year ended December 31, 2001. Expenses of $1.3 million were deferred for the year ended December 31, 2000. These acquisition costs are amortized in proportion to the expected gross profits. Amortization of DPAC was $338,000 and $322,000 for the years ended December 31, 2001 and 2000, respectively. The amortization of VPIF was $16,000 for the year ended December 31, 2001 and $(4,000) for the year ended December 31, 2000. During 2001 and 2000, VPIF was adjusted for the effect of realized gain (losses) by $4,000 and $(22,000), respectively. During 2001, VPIF was adjusted to increase amortization by $1,000 to reflect changes in the assumptions related to the timing of future gross profits. During 2000, VPIF was adjusted to increase amortization by $4,000, to reflect changes in the assumptions related to the timing of future gross profits.

Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2001 is $9,000 in 2002, $8,000 in 2003, $7,000 in
2004, $5,000 in 2005, and $4,000 in 2006. Actual amortization may vary based upon changes in assumptions and experience.

INCOME

Net income for the year ended December 31, 2001 was $1,301,000. This was an increase of $1,165,000 from net income of $136,000 for the year ended December 31, 2000.

Comprehensive gain for 2001 was $2,179,000, compared to a gain of $606,000 for 2000.


FINANCIAL CONDITION
-------------------

RATINGS

Currently, the Company's ratings are A+ by A.M. Best Company, AA+ by Fitch Ratings, and AA+ by Standard & Poor's Rating Services ("Standard & Poor's").

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

All of the Company's investments are carried at fair value in the Company's financial statements. The increase in the carrying value of the Company's investment portfolio was due to investment acquisitions as well as changes in unrealized appreciation of fixed maturities. The Company manages the growth of insurance operations in order to maintain adequate capital ratios.

FIXED MATURITIES: At December 31, 2001, the Company had fixed maturities with an amortized cost of $28.7 million and an estimated fair value of $29.4 million. The Company classifies 100% of its securities as available for sale. Net unrealized appreciation on fixed maturities of $657,000 was comprised of gross appreciation of $744,000 and gross depreciation $87,000. At December 31, 2000, net unrealized investment losses on fixed maturities designated as available for sale totaled $566,000.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U. S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's ($19.3 million or 67.3%), that are rated BBB+ to BBB- by Standard & Poor's ($6.1 million or 21.1%), and below investment grade securities which are securities issued by corporations that are rated BB+ to BB-by Standard & Poor's ($1.0 million or 3.6%). Securities not rated by Standard & Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($2.3 million or 8.0%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company estimates the fair value of its below investment grade portfolio was $1.0 million, or 99.6% of the amortized cost value, at December 31, 2001. The Company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in such securities to exceed 10% of its investment portfolio. At December 31, 2001, the average yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.5% for the Company's investment grade corporate bond portfolio.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as a recession or increasing interest rates, than are issuers of investment grade securities. The Company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

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

During the year ended December 31, 2001, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $36.5 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax gains from sales, calls, and scheduled principal repayments of fixed maturities amounted to $299,000 in 2001.

At December 31, 2001, no fixed maturities were deemed to have impairments in value that are other than temporary. At December 31, 2001, the Company had no investments in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.4% at December 31, 2001.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to production of new business after the merger date. The Company's DPAC was eliminated as of the Merger Date and an asset of $132,000 representing VPIF was established for all policies in force at the merger date. VPIF is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. Any expenses, which vary directly with the sales of the Company's products, are deferred and amortized. At December 31, 2001, the Company had VPIF and DPAC balances of $73,000 and $4.2 million, respectively.

Due from affiliates increased by $2.7 million to $2.8 million due mainly to the timing of cash settlements.

Other assets increased by $132,000 to $149,000 during 2001. The increase results primarily from an increase in receivables from the separate account.

Goodwill totaling $96,000, representing the excess of the acquisition cost over the fair value of net assets acquired, was established at the Merger Date. Accumulated amortization of goodwill as of December 31, 2001 was approximately $9,000.

At December 31, 2001, the Company had $50.8 million of separate account assets compared to $57.7 million at December 31, 2000. The decrease in separate account assets primarily resulted from negative equity market returns. This decrease was partially offset by net policyholder transfers to the separate account options from the fixed account option within the variable products.

At December 31, 2001, the Company had total assets of $93.7 million, a decrease of 2.8% over total assets at December 31, 2000.

LIABILITIES

Future policy benefits from variable and fixed annuity contracts increased by $2.0 million during 2001 to $9.1 million, mainly reflecting growth in the Company's fixed account option for fixed annuity products. Policy reserves represent the premiums received plus accumulated interest less mortality and administration charges and net of transfers to the separate account. At December 31, 2001, the Company had $50.8 million of separate account liabilities. This is a decrease of 11.9% over separate account liabilities as of December 31, 2000, and is primarily related to negative equity market returns, slightly offset by net transfers to the separate account from the fixed account option.

Due to affiliates decreased by $987,000 due to the settlement of a payable to Golden American.

Other liabilities decreased $370,000 during 2001. The decrease results primarily from the timing of the settlement of account transfers and a decrease in outstanding checks.

The Company's total liabilities decreased $4.9 million (7.3%) during 2001 and totaled $62.2 million at December 31, 2001. The decrease is primarily the result of a decline in separate account liabilities, slightly offset by the increase in future policy benefits.

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

Net cash used in operating activities was $1.8 million in 2001 compared to net cash provided by operations of $1.6 million in 2000. The decrease in operating cash flow results primarily from the timing of cash settlements with affiliates.

Net cash used in investing activities was $2.7 million during 2001 as compared to $2.7 million of net cash provided by investing activities in 2000. The decrease results primarily from the use of cash to acquire fixed maturities-available for sale as compared to net sales of fixed maturities in 2000. This was mainly related to growth in the Company's fixed account option for fixed annuity products.

Net cash provided by financing activities increased to $1.6 million during 2001 as compared to net cash provided by financing activities of $1.1 million during the prior year. The change in financing cash flow was impacted by net reallocations to the Company's separate account, which decreased to $1.5 million from $3.4 million during the prior year. In addition, policyholder receipts from investment contracts increased by a net amount of $531,000 as compared to 2000. The increases in cash were partly offset by a decrease in capital contributions received during 2001.

The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which was to expire on July 31, 2001. As of April 30, 2001, the SunTrust Bank, Atlanta revolving note facility was amended and now expires on May 31, 2002. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

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

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 2001. In February 2000, Golden American provided a cash capital contribution of $2.1 million to First Golden.

First Golden is required to maintain a minimum capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, Golden American, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden does not anticipate paying dividends to its Parent during 2002. First Golden did not pay common stock dividends during 2001, 2000, or 1999.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in the investment portfolio. As of December 31, 2001, the Company had two investments (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. First Golden's operations consist of one business segment, the sale of variable and fixed annuity products. First Golden is not dependent upon any single customer; however, two broker/dealers accounted for a significant portion of its variable annuity sales volume in the year ended 2001. Two broker/dealers accounted for a significant portion of its fixed annuity sales volume in the year ended of 2001. Premiums are primarily generated from consumers and corporations in the state of New York and Delaware.

REINSURANCE: At December 31, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefits under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On December 29, 2000, First Golden entered a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum death benefit guarantees of First Golden's variable annuities issued on or after January 1, 2000.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and crediting rates determination. As part of its risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the medeling process include anticipated contractowner behavior, and variable separate account performance.

Contractowners bear the majority of the investment risks related to variable annuity products. The Company's products also provide certain minimum death benefit; which depend in part on the performance of the variable separate account. Currently the majority of death benefit risks are reinsured, which protects the Company from adverse mortality experience and prolonged capital market decline.

A surrender, partial withdrawal, transfer, or annuitization made prior to the end of a guarantee period under a fixed account or product may be subject to a market value adjustment. As the liabilities in the fixed account are subject to market value adjustment, the Company does not face a material amount of market risk volatility. The fixed account liabilities are supported by a portfolio principally composed of fixed rate investments that can generate predictable, steady rates of return. The portfolio management strategy for the fixed account considers the assets available for sale. This enables the Company to respond to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook, and other relevant factors. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risk, as well as other risks. The Company's asset/liability management discipline includes strategies to minimize exposure to loss as interest rates and economic and market conditions change.

On the basis of these analyses, management believes there is currently no material solvency risk to the Company. With respect to a 10% drop in equity values from year end 2001 levels, variable separate account funds, which represent 85% of the Company's in force business, pass the risk in underlying fund performance to the contractowner (except for certain minimum benefit guarantees). With respect to interest rate movements up or down 100 basis points from year end 2001 levels, the remaining 15% of the Company's in force business are fixed account funds, and most of these have market value adjustments which provide significant protection to the Company against changes in interest rates.

CRITICAL ACCOUNTING POLICIES
----------------------------

GENERAL

We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and Management's Discussion and Analysis.

AMORTIZATION OF DEFERRED ACQUISITION COSTS AND VALUE OF PURCHASED INSURANCE IN FORCE

We amortize our deferred policy acquisition costs and value of purchased insurance in force on our annuity contracts in proportion to estimated gross profits. The amortization is adjusted to reflect actual gross profits over the life of the contracts (up to 30 years for annuity contracts). Our estimated gross profits are computed based on assumptions related to the underlying contracts including, but not limited to, charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth rates.

Our current estimated gross profits include certain judgments concerning charges assessed against policyholders, margins, lapse, persistency, expenses and asset growth that are based on a combination of actual company experience and historical market experience of equity and fixed income returns. Estimated gross profits are adjusted periodically to take into account the actual experience to date and changes in assumptions as regards the future. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

INCOME TAXES

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Any forward-looking statements contained herein or in any other oral or written statement by the Company or any of its officers, directors, or employees is qualified by the fact that actual results of the Company may differ materially from such statement, among other risks and uncertainties inherent in the Company's business, due to the following important factors:

1. Prevailing interest rate levels and equity performance, which may affect the ability of the Company to sell its products, the market value and liquidity of the Company's investments, fee revenue, and the lapse rate of the Company's products, notwithstanding product design features intended to enhance persistency of the Company's products.

2. Changes in the federal income tax laws and regulations, which may benefit the tax treatment of investments that compete with annuity product for retirement saving may adversely affect the tax treatment of the Company's products and benefit thereunder.

3. Changes in the regulation of financial services, including potential federal regulation of insurance bank sales and underwriting of insurance products, which may affect the competitive environment for the Company's products.

4. Increasing competition from other market participants for the sale of annuity products.

5. Other factors that could affect the performance of the Company, including, but not limited to, market conduct claims against the Company and/or firms selling the Company's products, litigation, insurance industry insolvencies, availability of competitive reinsurance on new business, investment performance of the underlying portfolios of the variable products, variable product design, and sales volume by significant sellers of the Company's variable products.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

The Board of Directors and Stockholder
First Golden American Life Insurance Company of New York

We have audited the accompanying balance sheets of First Golden American Life Insurance Company of New York as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Golden American Life Insurance Company of New York at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          s/Ernst & Young LLP


Atlanta, Georgia
March 15, 2002




                                                           BALANCE SHEETS
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                          December 31, 2001         December 31, 2000
                                                                       --------------------------------------------------
  ASSETS

  Investments:
    Fixed maturities, available for sale, at fair value
       (cost: 2001 - $28,708; 2000 - $25,770).....................               $29,365                   $25,204

  Cash and cash equivalents.......................................                 5,751                     8,655

  Due from affiliates.............................................                 2,813                        68

  Accrued investment income.......................................                   400                       392

  Deferred policy acquisition costs...............................                 4,244                     4,170

  Value of purchased insurance in force...........................                    73                       113

  Property and equipment, less allowances for
     depreciation of $43 in 2001 and $36 in 2000 .................                    23                        30

  Goodwill, less accumulated amortization of
     $9 in 2001 and $7 in 2000....................................                    87                        89

  Current income taxes recoverable................................                    --                        17

  Other assets....................................................                   149                        17

  Separate account assets.........................................                50,832                    57,703
                                                                       --------------------------------------------------

  Total assets....................................................               $93,737                   $96,458
                                                                       ==================================================














SEE ACCOMPANYING NOTES.


                                                     BALANCE SHEETS - CONTINUED
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)






                                                                          December 31, 2001         December 31, 2000
                                                                       ---------------------------------------------------

  LIABILITIES AND STOCKHOLDER'S EQUITY
  Policy liabilities and accruals:
     Future policy benefits:
       Annuity products...........................................                 $9,078                    $7,065
  Current income taxes payable....................................                  1,011                        --
  Deferred income tax liability ..................................                  1,147                       843
  Due to affiliates...............................................                     --                       987
  Other liabilities...............................................                    113                       483
  Separate account liabilities....................................                 50,832                    57,703
                                                                       ---------------------------------------------------
                                                                                   62,181                    67,081


  Commitments and contingencies

  Stockholder's equity:
     Preferred stock, par value $5,000 per share,
       authorized 6,000 shares....................................                     --                        --
     Common stock, par value $10 per share, authorized,
       issued, and outstanding 200,000 shares.....................                  2,000                     2,000
     Additional paid-in capital...................................                 26,049                    26,049
     Accumulated other comprehensive income (loss)................                    421                      (457)
     Retained earnings............................................                  3,086                     1,785
                                                                       ---------------------------------------------------
  Total stockholder's equity......................................                 31,556                    29,377
                                                                       ---------------------------------------------------
  Total liabilities and stockholder's equity......................                $93,737                   $96,458
                                                                       ===================================================



SEE ACCOMPANYING NOTES.


                                                      STATEMENTS OF OPERATIONS
                                                       (DOLLARS IN THOUSANDS)






  Year Ended December 31                                                  2001               2000              1999
                                                              ------------------------------------------------------
  Revenues:
    Annuity product charges...........................                    $759              $766               $556
    Management fee revenue............................                     115                29                 38
    Net investment income.............................                   1,876             2,022              2,147
    Realized gains (losses) on investments............                     299              (689)              (166)
                                                              ------------------------------------------------------
                                                                         3,049             2,128              2,575

  Insurance benefits and expenses:
    Annuity benefits:
       Interest credited to account balances..........                     340               401                590
       Benefit claims incurred in excess of account
        balances.....................................                        6                 4                 72
    Underwriting, acquisition, and insurance expenses:
       Commissions....................................                     192                --                 --
       Commissions - affiliates.......................                     192             1,115                697
       General expenses...............................                     442             1,244                337
       Insurance taxes, state licenses, and fees......                      22                70                 62
       Policy acquisition costs deferred..............                    (507)           (1,349)              (879)
         Amortization:
         Deferred policy acquisition costs............                     338               322                201
         Value of purchased insurance in  force.......                      16                (4)                35
  Goodwill............................................                       2                 2                  2
                                                              ------------------------------------------------------
                                                                         1,043             1,805              1,117

  Interest expense....................................                      --                --                 12
                                                              ------------------------------------------------------
                                                                         1,043             1,805              1,129
                                                              ------------------------------------------------------

  Income before income taxes..........................                   2,006               323              1,446

  Income taxes........................................                     705               187                635
                                                              ------------------------------------------------------

  Net income..........................................                  $1,301              $136               $811
                                                              ======================================================


SEE ACCOMPANYING NOTES.


                                            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                                       (DOLLARS IN THOUSANDS)




                                                                                     Accumulated
                                                                  Additional               Other                             Total
                                                      Common         Paid-in       Comprehensive        Retained     Stockholder's
                                                       Stock         Capital       Income (Loss)        Earnings            Equity
                                              -------------------------------------------------------------------------------------
Balance at January 1, 1999...............             $2,000        $23,936                $336            $838           $27,110
Comprehensive income:
  Net income.............................                 --             --                  --             811               811
  Change in net unrealized investment
  losses.................................                 --             --              (1,263)             --            (1,263)
                                                                                                                  -----------------
Comprehensive loss.......................                                                                                    (452)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1999.............              2,000         23,936                (927)          1,649            26,658
Comprehensive loss:
  Net income.............................                 --             --                  --             136               136
  Change in net unrealized investment
  gains..................................                 --             --                 470              --               470
                                                                                                                  -----------------
Comprehensive income.....................                                                                                     606
Contribution of capital..................                 --          2,113                  --              --             2,113
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2000.............              2,000         26,049                (457)          1,785            29,377
Comprehensive income:
  Net income.............................                 --             --                  --           1,301             1,301
  Change in net unrealized investment
  gains..................................                 --             --                 878              --               878
                                                                                                                  -----------------
Comprehensive income.....................                                                                                   2,179
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2001.............             $2,000        $26,049                $421          $3,086           $31,556
                                              =====================================================================================







SEE ACCOMPANYING NOTES.


                                                      STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)




Year Ended December 31,                                                   2001             2000              1999
                                                               ---------------------------------------------------

OPERATING ACTIVITIES
Net income..............................................                $1,301             $136              $811
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
  Adjustments related to annuity products:
     Interest credited to account balances..............                   340              401               590
     Charges for mortality and administration...........                    (3)              (2)              (11)
  Decrease (increase) in accrued investment income......                    (8)              51               (29)
  Policy acquisition costs deferred.....................                  (507)          (1,349)             (879)
  Amortization of deferred policy acquisition costs.....                   338              322               201
  Amortization of value of purchased insurance in
     force.............................................                     16               (4)               35
  Change in other assets, due to/from affiliates, other
     liabilities, and accrued income taxes..............                (3,099)           1,063               (32)
  Provision for depreciation and amortization...........                     1               21                90
  Provision for deferred income taxes...................                    77              233               (50)
  Realized (gains) losses on investments................                  (299)             689               166
                                                               ---------------------------------------------------
Net cash provided by (used in) operating activities.....                (1,843)           1,561               892

INVESTING ACTIVITIES
Sale, maturity, or repayment of investments:
  Fixed maturities - available for sale.................                36,843            9,852            10,849
  Short-term investments - net..........................                    --               --               980
                                                               ---------------------------------------------------
                                                                        36,843            9,852            11,829
Acquisition of investments:
  Fixed maturities - available for sale.................               (39,497)          (7,189)           (9,835)

Purchase of property and equipment......................                    --               --                (8)
                                                               ---------------------------------------------------
Net cash provided by (used in) investing activities.....                (2,654)           2,663             1,986






SEE ACCOMPANYING NOTES.

                                                STATEMENTS OF CASH FLOWS - CONTINUED
                                                       (DOLLARS IN THOUSANDS)




Year Ended December 31,                                                        2001             2000              1999
                                                                   ----------------------------------------------------

FINANCING ACTIVITIES
Proceeds from revolving note payable......................                     $--              $100          $13,000
Repayment of revolving note payable.......................                      --              (200)         (12,900)
Receipts from investment contracts credited to account
   balances ..............................................                   3,499             2,737            1,008
Return of account balances on investment contracts........                    (441)             (210)            (228)
Net reallocations to separate account.....................                  (1,465)           (3,444)          (4,606)
Contribution from parent..................................                      --             2,113               --
                                                                   ----------------------------------------------------
Net cash provided by (used in) financing activities.......                   1,593             1,096           (3,726)
                                                                   ----------------------------------------------------

Increase (decrease) in cash and cash equivalents..........                  (2,904)            5,320             (848)

Cash and cash equivalents at beginning of period..........                   8,655             3,335            4,183
                                                                   ----------------------------------------------------
Cash and cash equivalents at end of period................                  $5,751            $8,655           $3,335
                                                                   ====================================================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
Cash paid during the period for:
   Interest...............................................                     $--               $10               $1
   Income taxes...........................................                      --               528               --




SEE ACCOMPANYING NOTES.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES
 ------------------------------------------------------------------------------

ORGANIZATION First Golden American Life Insurance Company of New York ("First Golden" or the "Company"), a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent"), was incorporated on May 24, 1996. Golden American is a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life"). On January 2, 1997 and December 23, 1997, First Golden became licensed as a life insurance company under the laws of the states of New York and Delaware, respectively. First Golden received policy approvals on March 25, 1997 and December 23, 1997 in New York and Delaware, respectively. The Company's variable and fixed annuity products are marketed by broker/dealers, financial institutions, and insurance agents. The Company's primary customers are consumers and corporations. See Note 8 for further information regarding related party transactions.

On December 3, 2001, the Board of Directors of Equitable of Iowa Companies, Inc. approved a plan to contribute its holding of 100% of the stock of its wholly owned subsidiary, Golden American, to another wholly owned subsidiary, Equitable Life. The contribution of stock occurred on December 31, 2001, following approval granted by the Insurance Department of the State of Delaware.

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

INVESTMENTS
FIXED MATURITIES: The Company accounts for investments under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fixed maturities to be designated as either "available for sale," "held for investment," or "trading." Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholder's equity, after adjustment for related changes in value of purchased insurance in force ("VPIF"), deferred policy acquisition costs ("DPAC"), and deferred income taxes. At December 31, 2001 and 2000, all of the Company's fixed maturities are designated as available for sale, although the Company is not precluded from designating fixed maturities as held for investment or trading at some future date.

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

The change in a derivative's fair value is generally to be recognized in current period earnings, unless the derivative is specifically designated as a hedge of an exposure. If certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. When designated as a hedge, the fair value should be recognized currently in earnings or other comprehensive income, depending on whether such designation is considered a fair value hedge or a cash flow hedge. With respect to fair value hedges, the fair value of the derivative, as well as changes in the fair value of the hedged item, are reported in earnings. For cash flow hedges, changes in the derivatives fair value are reported in other comprehensive income and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company occasionally purchases a financial instrument that contains a derivative that is "embedded" in the instrument. The Company's insurance products are also reviewed to determine whether they contain an embedded derivative. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument or insurance product (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value. In cases where the host contract is measured at fair value, with changes in fair value reported in current period earnings, or the Company is unable to reliably identify and measure the embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

CASH AND CASH EQUIVALENTS
For purposes of the accompanying Statements of Cash Flows, the Company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

DEFERRED POLICY ACQUISITION COSTS
Certain costs of acquiring new insurance business, principally first year commissions, interest bonuses, and other expenses related to the production of new business, have been deferred. Other expenses related to the production of new business that was deferred totaled $114,000 during 2001, $219,000 during 2000, and $38,000 during 1999. Acquisition costs for variable annuity products are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected future gross profits. This amortization is adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized from a group of products. DPAC is adjusted to reflect the pro forma impact of unrealized gains and losses on fixed maturities the Company has designated as "available for sale" under SFAS No. 115.

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

GOODWILL
Goodwill was established as a result of the merger and is being amortized over 40 years on a straight-line basis. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. For additional information, refer to the pending accounting standards disclosure in Note 1.

FUTURE POLICY BENEFITS
Future policy benefits for the fixed interest division of the variable products are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.00% to 6.75% during 2001, 4.00% to 6.75% during 2000, and 4.10% to 6.00%
during 1999.

SEPARATE ACCOUNT
Assets and liabilities of the separate account reported in the accompanying Balance Sheets represent funds that are separately administered principally for variable annuity contracts. Contractowners, rather than the Company, bear the investment risk for variable products. At the direction of the contractowners, the separate account invests the premiums from the sale of variable annuity products in shares of specified mutual funds. The assets and liabilities of the separate account are clearly identified and segregated from other assets and liabilities of the Company. New York insurance law provides that the portion of the separate account assets equal to the reserves and other liabilities of variable annuity contracts cannot be charged with liabilities arising out of any other business the Company may conduct.

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

SEGMENT REPORTING
The Company manages its business as one segment, the sale of variable and fixed products designed to meet customer needs for tax-advantaged saving for retirement and protection from death. Variable and fixed products are sold to consumers and corporations throughout New York.

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

PENDING ACCOUNTING STANDARDS: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on their financial position and results of operations.

RECLASSIFICATIONS
Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statement presentation.

2. BASIS OF FINANCIAL REPORTING
 -------------------------------------------------------------------------------


The financial statements of the Company differ from related statutory-basis financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of the merger and is amortized and charged to expense; (3) future policy benefit reserves for the fixed interest division of the variable products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates; (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits; (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to value of purchased insurance in force, deferred policy acquisition costs, and deferred income taxes (if applicable), credited/charged directly to stockholder's equity rather than valued at amortized cost; (6) the carrying value of fixed maturities is reduced to fair value by a charge to realized losses in the Statements of Operations when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security; (9) revenues for variable and fixed annuities products consist of policy administration charges and surrender charges assessed rather than premiums received; and (10) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

The National Association of Insurance Commissioners has revised the Accounting Practices and Procedures Manual, the guidance that defines statutory accounting principles. The revised manual became effective January 1, 2001, and has been adopted, at least in part, by the State of New York, which is the state of domicile for First Golden. The revised manual resulted in changes to the accounting practices that the Companies use to prepare their statutory-basis financial statements. The impact of these changes to First Golden's statutory-basis capital and surplus as of January 1, 2001 was not significant.




A reconciliation of net income and stockholder's equity as reported to regulatory authorities under statutory accounting principles to equivalent amounts reported under generally accepted accounting principles follows:


                                                         Net Income                     |      Stockholder's Equity
                                     ---------------------------------------------------|----------------------------------
                                                          Year ended December 31,       |                 December 31,
                                                2001              2000             1999 |            2001             2000
                                     ---------------------------------------------------|----------------------------------
                                                                    (DOLLARS IN THOUSANDS)
As reported under statutory                                                             |
  accounting principles.........                $677            $(290)             $790 |        $27,695           $26,630
Interest maintenance reserve....                 358             (250)              (52)|             70               (12)
Asset valuation reserve.........                  --               --                -- |            101               190
Future policy benefits..........                 215             (239)             (681)|           (335)             (936)
Nonadmitted assets..............                  --               --                -- |             23                30
Net unrealized appreciation                                                             |
  (depreciation) of fixed                                                               |
  maturities at fair value......                  --               --                -- |            657              (566)
Change in investment basis as                                                           |
  result of merger..............                 (39)             (78)             (118)|             84               122
Deferred policy acquisition                                                             |
  costs.........................                 168            1,027               678 |          4,244             4,170
Value of purchased insurance in                                                         |
  force.........................                 (16)               4               (35)|             73               113
Current income taxes                                                                    |
  payable.......................                 (61)            (104)              193 |             31                89
Goodwill........................                  (2)              (2)               (2)|             86                89
Deferred income taxes...........                 (77)            (233)               50 |         (1,147)             (843)
Other...........................                  78              301               (12)|            (26)              301
                                     ---------------------------------------------------|----------------------------------
As reported herein..............              $1,301             $136              $811 |        $31,556           $29,377
                                     ======================================================================================

3. INVESTMENT OPERATIONS
 -------------------------------------------------------------------------------

INVESTMENT RESULTS
Major categories of net investment income are summarized below:

Year Ended December 31,                                                  2001              2000             1999
                                                              ---------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Fixed maturities................................                       $1,758           $1,810            $1,901
Short-term investments and cash and cash
   equivalents..................................                          184              316               148
Other, net......................................                           --               (3)              171
                                                              ---------------------------------------------------

Gross investment income.........................                        1,942            2,123             2,220
Less investment expenses........................                          (66)            (101)              (73)
                                                              ---------------------------------------------------

Net investment income...........................                       $1,876           $2,022            $2,147
                                                              ===================================================


The change in unrealized appreciation (depreciation) on fixed maturities designated as available for sale at fair value for the years ended December 31, 2001, 2000, and 1999 was $1,223,000, $517,000, and $(1,646,000), respectively.



At December 31, 2001 and 2000, amortized cost, gross unrealized gains and losses, and estimated fair values of fixed maturities, all of which are designated as available for sale, follows:

                                                                                   Gross               Gross         Estimated
                                                              Amortized       Unrealized          Unrealized              Fair
                                                                   Cost            Gains              Losses             Value
                                                     -------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
   December 31, 2001
    -------------------------------------------------
    U.S. government and governmental agencies and
       authorities................................               $2,289            $116                $(13)          $2,392
    Public utilities..............................                  999              49                  --            1,048
    Corporate securities..........................               22,616             492                 (74)          23,034
    Mortgage-backed securities....................                  216               5                  --              221
    Other asset-backed securities.................                2,588              82                  --            2,670
                                                     -------------------------------------------------------------------------
    Total.........................................              $28,708            $744                $(87)         $29,365
                                                     =========================================================================

    December 31, 2000
    -------------------------------------------------
    U.S. government and governmental agencies and
       authorities................................               $6,793            $223                $(13)          $7,003
    Public utilities..............................                2,017               9                 (11)           2,015
    Corporate securities..........................               16,412              73                (850)          15,635
    Mortgage-backed securities....................                  548               3                  --              551
                                                     -------------------------------------------------------------------------
    Total.........................................              $25,770            $308               $(874)         $25,204
                                                     =========================================================================


Short-term investments and cash and cash equivalents have been excluded from the above schedules. Amortized cost approximates fair values for these securities.

At December 31, 2001, net unrealized investment gain on fixed maturities designated as available for sale totaled $657,000. Appreciation of $421,000 was included in stockholder's equity at December 31, 2001 (net of adjustments of $2,000 to VPIF, $8,000 to DPAC, and $226,000 to deferred income taxes). At December 31, 2000, net unrealized investment losses on fixed maturities designated as available for sale totaled $566,000. Depreciation of $457,000 was included in stockholder's equity at December 31, 2000 (net of adjustments of $22,000 to VPIF, $87,000 to DPAC, and $160,000 to deferred income taxes).

Amortized cost and estimated fair value of fixed maturities designated as available for sale, by contractual maturity, at December 31, 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Amortized        Estimated
December 31, 2001                                                             Cost       Fair Value
----------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Due after one year through five years......................               $14,279           $14,601
Due after five years through ten years.....................                 9,422             9,706
Due after ten years........................................                 2,203             2,167
                                                               -------------------------------------
                                                                           25,904            26,474
Mortgage-backed securities.................................                   216               221
Other asset-backed securities..............................                 2,588             2,670
                                                               -------------------------------------
Total .....................................................               $28,708           $29,365
                                                               =====================================



An analysis of sales, maturities, and principal repayments of the Company's fixed maturities portfolio follows:

                                                                                   Gross               Gross          Proceeds
                                                              Amortized         Realized            Realized              from
                                                                   Cost            Gains              Losses              Sale
    --------------------------------------------------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
    For the year ended December 31, 2001:
    Scheduled principal repayments, calls, and
      tenders....................................             $3,233                --                --             $3,233
    Sales........................................             33,311              $623              $324             33,610
                                                     -------------------------------------------------------------------------
    Total........................................            $36,544              $623              $324            $36,843
                                                     =========================================================================

    For the year ended December 31, 2000:
    Scheduled principal repayments, calls, and
      tenders....................................             $2,307                --                --             $2,307
    Sales........................................              8,234               $21             $(710)             7,545
                                                     -------------------------------------------------------------------------
    Total........................................            $10,541               $21             $(710)            $9,852
                                                     =========================================================================

    For the year ended December 31, 1999:
    Scheduled principal repayments, calls, and
      tenders....................................             $2,385                --                --             $2,385
    Sales........................................              8,630                $4             $(170)             8,464
                                                     -----------------------------------  ------------------------------------
    Total........................................            $11,015                $4             $(170)           $10,849
                                                     =========================================================================


INVESTMENT VALUATION ANALYSIS: The Company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any investment has been impaired. The carrying value of fixed maturities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 2001, 2000, and 1999, no investments were identified as having an impairment other than temporary.

INVESTMENTS ON DEPOSIT: At December 31, 2001, bonds with a par value of $400,000, unchanged from December 31, 2000, were on deposit with regulatory authorities pursuant to certain statutory requirements.

INVESTMENT DIVERSIFICATIONS: The Company's investment policies require diversification by asset type and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as applicable regulatory requirements. The following percentages relate to holdings at December 31, 2001 and December 31, 2000. Fixed maturities included investments in industrials (59% in 2001, 33% in 2000), government securities (8% in 2001, 29% in 2000), and financial companies (19% in 2001, 31% in 2000).

There are two investments (other than bonds issued by agencies of the United States government) that exceed ten percent of stockholder's equity at December 31, 2001. They are Verizon Wireless Inc and Countrywide Home Loan Inc, with values at December 31, 2001 of $4.0 million and $3.4 million, respectively.

4. COMPREHENSIVE INCOME
 -------------------------------------------------------------------------------

Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by and distributions to the stockholder. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled $181,000, $(581,000), and $(108,000) in 2001, 2000 and 1999, respectively. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to VPIF and DPAC totaling $118,000, $(108,000), and $(58,000) in 2001, 2000, and
1999, respectively.

5. FAIR VALUES OF FINANCIAL INSTRUMENTS
 -------------------------------------------------------------------------------

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires additional disclosures about derivative financial instruments. Most of the Company's investments, investment contracts and debt fall within the standards' definition of a financial instrument. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accounting, actuarial, and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the Company's business financial condition based on the information presented herein.

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

The following compares carrying values as shown for financial reporting purposes with estimated fair values:


  December 31,                                                             2001                            2000
  ---------------------------------------------------------------------------------------------------------------------------
                                                                     Carrying       Estimated        Carrying      Estimated
                                                                        Value      Fair Value           Value     Fair Value
                                                              ---------------------------------------------------------------
                                                                                       (DOLLARS IN THOUSANDS)
  ASSETS
     Fixed maturities, available for sale.................            $29,365         $29,365          $25,204        $25,204
     Cash and cash equivalents ...........................              5,751           5,751            8,655          8,655
     Separate account assets..............................             50,832          50,832           57,703         57,703

  LIABILITIES
    Annuity products......................................              9,078           9,010            7,065          6,709
    Separate account liabilities..........................             50,832          50,832           57,703         57,703


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

6. VALUE OF PURCHASED INSURANCE IN FORCE
--------------------------------------------------------------------------------

As a result of the merger, a portion of the purchase price was allocated to the right to receive future cash flows from existing insurance contracts. This allocated cost represents VPIF, which reflects the value of those purchased policies calculated by discounting actuarially determined expected future cash flows at the discount rate determined by the purchaser. Interest was accrued at a rate of 7.37% during 2001 (7.32% during 2000 and 7.33% during 1999). A reconciliation of the change in the VPIF asset follows:

Year Ended December 31,                           2001          2000        1999
                                            ------------------------------------
                                                     (DOLLARS IN THOUSANDS)

   Beginning balance..................            $113         $102        $117
     Accretion of interest............               4            6           8
     Amortization of asset............             (20)          (2)        (43)
     Adjustment for unrealized
       gains (losses) ................             (24)           7          20
                                            ------------------------------------
   Ending balance.....................             $73         $113        $102
                                            ====================================



Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VPIF as of December 31, 2001 is $9,000 in 2002, $8,000 in 2003, $7,000 in
2004, $5,000 in 2005, and $4,000 in 2006. Actual amortization may vary based upon changes in assumptions and experience.

7. INCOME TAXES
--------------------------------------------------------------------------------

The Company files a consolidated federal income tax return with Golden American, also a life insurance company.

INCOME TAX EXPENSE
Income tax expense included in the financial statements follows:

Year Ended December 31,          2001               2000              1999
                          --------------------------------------------------
                                     (DOLLARS IN THOUSANDS)
   Current...............       $627               $(46)              $685
   Deferred..............         78                233                (50)
                          -------------------------------------------------
                                $705               $187               $635
                          =================================================



The effective tax rate on income before income taxes is different from the prevailing federal income tax rate. A reconciliation of this difference follows:

Year Ended December 31,                                        2001               2000               1999
                                                   -------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Income before income taxes                                   $2,006              $323             $1,446
                                                   =======================================================

Income tax at federal statutory rate..........                 $702              $113               $506
Tax effect of:
  Other items.................................                    3                74                129
                                                   -------------------------------------------------------
Income tax expense                                             $705              $187               $635
                                                   =======================================================


DEFERRED INCOME TAXES
The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 2001 and 2000 follows:

  December 31                                                                      2001                      2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                      (DOLLARS IN THOUSANDS)
Deferred tax assets:
    Future policy benefits.........................................                  $533                        $747
    Net unrealized depreciation of available for sale fixed
      maturities...................................................                    --                         160
                                                                        ----------------------------------------------------
                                                                                      533                         907
Deferred tax liabilities:
    Net unrealized appreciation of available for sale
      fixed maturities.............................................                  (226)                          -
    Fixed maturities...............................................                    --                         (68)
    Investment income..............................................                    --                        (117)
    Deferred policy acquisition costs .............................                (1,234)                     (1,171)
    Value of purchased insurance in force..........................                   (20)                        (24)
    Other..........................................................                  (200)                       (210)
                                                                        ----------------------------------------------------
                                                                                   (1,680)                     (1,590)
                                                                        ----------------------------------------------------
Valuation allowance................................................                    --                        (160)
                                                                        ----------------------------------------------------
Deferred income tax liability......................................               $(1,147)                      $(843)
                                                                        ====================================================


At December 31, 2001, the Company reported, for financial statement purposes, net unrealized gains on certain investments that generate deferred tax liabilities, which have been recognized for tax purposes. At December 31, 2000, the Company reported, for financial statement purposes, unrealized losses on certain investments, which have not been recognized for tax purposes. Since it is uncertain as to whether these capital losses, if ever realized, could be utilized to offset capital gains, a valuation allowance was established for the tax effect of the financial statement losses.

The Company establishes reserves for possible proposed adjustments by various taxing authorities. Management believes there are sufficient reserves provided for, or adequate defenses against any such adjustments.

8. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Directed Services, Inc. ("DSI") acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable annuity products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable products and appoint representatives of the broker/dealers as agents. As of December 31, 2001, the Company's variable annuity products were sold primarily through broker/dealer institutions. The Company paid commissions to DSI totaling $192,000, $1,115,000, and $697,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

First Golden provides certain managerial and supervisory services to DSI. The fee paid to First Golden for these services, which is calculated as a percentage of average assets in the variable separate accounts was $89,000, $0, and $0 for the years ended December 2001, 2000, and 1999, respectively.

The Company has an asset management agreement with ING Investment Management LLC ("ING IM"), an affiliate, in which ING IM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the asset managed by ING IM. The fee is payable quarterly. For the years ended December 31, 2001, 2000, and 1999, the Company incurred fees of $56,000, $81,000, and $73,000, respectively, under this agreement.

The Company has service agreements with Golden American and Equitable Life, an affiliate, in which Golden American and Equitable Life provide administrative and financial related services. Under the agreement with Golden American, the Company incurred expenses of $171,000, $412,000, and $137,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Under the agreement with Equitable Life, the Company incurred expenses of $0, $340,000, and $142,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company provides resources and services to DSI. Revenues for these services, which reduce general expenses incurred by the Company, totaled $139,000, $223,000, and $387,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company provides resources and services to Golden American. Revenues for these services, which reduce general expenses incurred by the Company, totaled $166,000, $225,000, and $269,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company had a receivable from affiliates of $2.8 million at December 31, 2001, mainly to the timing of a cash settlement with Golden American.

The Company had premiums, net of reinsurance, for variable annuity products for the year ended December 31, 2001, 2000, and 1999, that totaled $239,000, $27,000, and $2,000, respectively, from Locust Street Securities, Inc. ("LSSI"), an affiliate.

The Company had premiums, net of reinsurance, from variable products for the year ended December 31, 2001 of approximately $136,000, from Washington Square Securities, Inc., an affiliate.

The Company had premiums from fixed products for the year ended December 31, 2001 of approximately $1.0 million, from Washington Square Securities, Inc., an affiliate.

The Company had premiums, net of reinsurance, from variable products for the year ended December 31, 2001, 2000, and 1999 respectively, of $8,000, $626,000, and $0 from Vestax Securities Corporation, an affiliate.

The Golden American Board of Directors has agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines or one level less than the one originally given to First Golden, or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American in 2001 or 1999. During 2000, Golden American provided a cash capital contribution of $2,113,000 to First Golden.

9. COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------


REINSURANCE: At December 31, 2001, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefit guarantees under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

On December 29, 2000, First Golden entered a reinsurance treaty with London Life Reinsurance Company of Pennsylvania, an unaffiliated reinsurer, covering the minimum death benefit guarantees of First Golden's variable annuities issued on or after January 1, 2000.

At December 31, 2001 and December 31, 2000, the Company has a payable of $8,000 and $17,000 respectively, for reinsurance premiums. Included in the accompanying financial statements are net premium considerations ceded to the reinsurer of $131,000, $71,000, and $27,000, for the years ended December 31, 2001, 2000, and
1999, respectively. In addition, the accompanying financial statements contain net policy benefits recoveries of $64,000, $5,000, and $7,000 for the years ended December 31, 2001, 2000, and 1999 respectively.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio (see Note 3 for further information). The Company's asset growth, net investment income, and cash flow are primarily generated from the sale of variable and fixed annuities and associated future policy benefits. Substantial changes in tax laws would make these products less attractive to consumers and extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed could be able to cause a severe impact to the Company's financial condition. A significant portion of the Company's variable annuity portion of sales is generated by two broker/dealers, each having at least ten percent of total variable annuity sales. A significant portion of the Company's fixed annuity portion of sales is generated by two broker/dealers, each having at least ten percent of total fixed annuity sales.

LEASES: The Company has a lease for its home office space, which expired on December 31, 2001. The Company also leases certain equipment under operating leases, which expire in 2005. Rent expense for the years ended December 31, 2001, 2000, and 1999 was $87,000, $122,000, and $89,000, respectively. At
December 31, 2001, minimum rental payments due under the operating leases are $4,000 in 2002, 4,000 in 2003, $4,000 in 2004, $1,000 in 2005, and $0 in 2006.

From January 1, 2001 to September 30, 2001, First Golden's principal office was located in New York, New York, where certain of the Company's records were maintained. The 2,568 square feet of office space is leased through 2001. As of October 1, 2001, First Golden's principal office moved to Woodbury, New York.

REVOLVING NOTE PAYABLE: To enhance short-term liquidity, the Company established a revolving note payable with SunTrust Bank, Atlanta (the "Bank"). These revolving notes payable were amended and restated in April 2001 with an expiration date of May 31, 2002. The note was approved by the Company's Board of Directors on September 29, 1998. The total amount the Company may have outstanding is $10,000,000. The note accrues interest at an annual rate equal to: (1) the cost of funds for the Bank for the period applicable for the advance plus 0.225% or (2) a rate quoted by the Bank to the Company for the advance. The terms of the agreement require the Company to maintain the minimum level of Company Action Level Risk Based Capital as established by applicable state law or regulation. Under this agreement, the Company did not incur interest expense in 2001 and 2000. At December 31, 2001 and 2000 the Company did not have any borrowings under this agreement.

10. MERGER
 -------------------------------------------------------------------------------

A filing was made on October  31,  2001 in  accordance  with Item 5 of Form 8-K:
Other Events and Regulation FD Disclosure. The purpose of the filing was to report that on September 25, 2001, the Board of Directors of First Golden approved a plan of merger to merge First Golden into ReliaStar Life Insurance Company of New York, an affiliated company. The merger is currently anticipated to be effective on April 1, 2002, or shortly thereafter, subject to the approval of the Insurance Departments of the States of New York, and Delaware.


11. QUARTERLY DATA (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

Quarter ended 2001                                                 First          Second           Third         Fourth
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Total revenue..............................................           $595             $681           $817           $956
                                                               -------------------------------------------------------------
Income before income taxes.................................             98              438            764            706
Income taxes...............................................             35              153            267            250
                                                               -------------------------------------------------------------
Net income ................................................            $63             $285           $497           $456
                                                               =============================================================

Quarter ended 2000                                                 First          Second           Third         Fourth
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Total revenue..............................................           $616             $474           $617           $421
                                                               -------------------------------------------------------------
Income (loss) before income taxes..........................            170               25            303           (175)
Income taxes...............................................             60                2            136            (11)
                                                               -------------------------------------------------------------
Net income (loss)..........................................           $110              $23           $167          $(164)
                                                               =============================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEMS 10 - 13.

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I (2) (c) of Form 10-K.


                                                                 33

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (a)(2) Financial statements and schedules

The following financial statements of First Golden American Life Insurance Company of New York are included in Item 8:
                                                                            Page
                                                                            ----

 Balance Sheets - December 31, 2001 and 2000..................................14
 Statements of Operations - For the years ended December 31, 2001,
     2000, and 1999...........................................................16
 Statements of Changes in Stockholder's Equity - For the years ended
     December 31, 2001, 2000, and 1999........................................17
 Statements of Cash Flows - For the years ended December 31, 2001,
     2000, and 1999...........................................................18
 Notes to Financial Statements................................................20

The following financial statement schedules of First Golden American Life Insurance Company of New York are included in Item 14(d):
                                                                            Page
                                                                            ----
     Schedule I - Summary of investments - other than investments in related parties.......................................................35
     Schedule III - Supplementary insurance information.......................36

All other schedules listed in Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3), and (c) Exhibits

Exhibits filed are listed in the attached exhibit index.

(b)      Reports on Form 8-K

 A filing was made on October  31, 2001 in  accordance  with Item 5 of Form 8-K:
Other Events and Regulation FD Disclosure. The purpose of the filing was to report that on September 25, 2001, the Board of Directors of First Golden approved a plan of merger to merge First Golden into ReliaStar Life Insurance Company of New York, an affiliated company. The merger is currently anticipated to be effective on April 1, 2002, or shortly thereafter, subject to the approval of the Insurance Departments of the States of New York, and Delaware.

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




ITEM 14(D). SCHEDULES.



                                                             SCHEDULE I
                                                       SUMMARY OF INVESTMENTS
                                              OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                       (DOLLARS IN THOUSANDS)

                                                                                                                           BALANCE
                                                                                                                             SHEET
DECEMBER 31, 2001                                                                               COST(1)        VALUE          AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
TYPE OF INVESTMENT
Fixed maturities, available for sale:
  Bonds:
   United States government and governmental agencies and authorities.............            $2,289        $2,392        $2,392
   Public utilities...............................................................               999         1,048         1,048
   Corporate securities...........................................................            22,616        23,034        23,034
   Mortgage-backed securities.....................................................               216           221           221
   Other asset-backed securities..................................................             2,588         2,670         2,670
                                                                                        -------------------------------------------
Total fixed maturities, available for sale........................................            28,708        29,365        29,365

Short-term investments............................................................                --                          --
                                                                                        --------------              ---------------
Total investments.................................................................           $28,708                     $29,365
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



                                                            SCHEDULE III
                                                 SUPPLEMENTARY INSURANCE INFORMATION
                                                       (DOLLARS IN THOUSANDS)

COLUMN A            COLUMN B    COLUMN C   COLUMN D   COLUMN E    COLUMN F   COLUMN G   COLUMN H   COLUMN I    COLUMN J  COLUMN K
------------------------------------------------------------------------------------------------------------------------------------
                                   FUTURE
                                   POLICY                                                           AMORTIZA-
                                BENEFITS,                  OTHER                         BENEFITS     TION OF
                                  LOSSES,                 POLICY                          CLAIMS,    DEFERRED
                      DEFERRED     CLAIMS                 CLAIMS  INSURANCE                LOSSES      POLICY
                        POLICY        AND   UNEARNED         AND   PREMIUMS        NET        AND      ACQUI-     OTHER
                    ACQUISITION      LOSS    REVENUE    BENEFITS        AND  INVESTMENT SETTLEMENT     SITION  OPERATING  PREMIUMS
           SEGMENT       COSTS   EXPENSES    RESERVE     PAYABLE    CHARGES     INCOME   EXPENSES       COSTS  EXPENSES    WRITTEN
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001:

  Life insurance        $4,244     $9,078         --          --        $759     $1,876       $340       $338       $365        --

YEAR ENDED DECEMBER 31, 2000:

  Life insurance        $4,170     $7,065         --          --        $766     $2,022       $401       $322     $1,082        --

YEAR ENDED DECEMBER 31, 1999:

  Life insurance        $3,198     $7,583         --          --        $556     $2,147       $590       $201       $351        --


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
                                                            (Registrant)

DATE: March 27, 2002                                                                             By /s/
                                                                                                    ----
                                                                             Stephen J. Preston
                                                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURES                                         TITLE
         -----------------------------------           ----------------------------------------------|
                                                                                                     |
         /s/ Stephen J. Preston                        President                                     |
         -----------------------------------                                                         |
         Stephen J. Preston                                                                          |
         (duly authorized company officer officer)                                                   |
                                                                                                     |
         /s/ David Wheat                               Chief Accounting Officer                      |
         -----------------------------------                                                         |
         David Wheat                                                                                 |
         (principal accounting officer)                                                              |
         (principal financial officer)                                                               |
                                                                                                     |-- March 27, 2002
         /s/ Kimberley J. Smith                        Executive Vice President, General             |
         -----------------------------------           Counsel, and  Secretary                       |
         Kimberley J. Smith                                                                          |
                                                                                                     |
         /s/ Carol V. Coleman                                                                        |
         -----------------------------------           Director                                      |
         Carol V. Coleman                                                                            |
                                                                                                     |
         /s/ Michael W. Cunningham                                                                   |
         -----------------------------------           Director                                      |
         Michael W. Cunningham                                                                       |
                                                                                                     |
         /s/ Stephen J. Friedman                                                                     |
         -----------------------------------           Director                                      |
         Stephen J. Friedman                                                                         |
                                                                                                     |
         /s/ Andrew J. Kalinowski                                                                    |
         -----------------------------------           Director                                      |
         Andrew J. Kalinowski                                                                        |
                                                                                                     |
         /s/ Bernard Levitt                                                                          |
         -----------------------------------           Director                                      |
         Bernard Levitt                                                                              |
                                                                                                     |
         /s/ P. Randall Lowery                                                                       |
         -----------------------------------           Director                                      |
         P. Randall Lowery                                                                           |
                                                                                                     |
         /s/ Mark A. Tullis                                                                          |
         -----------------------------------           Director                                      |
         Mark A. Tullis                                                            ------------------|


                                                                INDEX

                                                        Exhibits to Form 10-K
                                                    Year Ended December 31, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about November 1, 1999 (File No. 333-77385))..............................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment  No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------




                                                                INDEX

                                                        Exhibits to Form 10-K
                                                    Year Ended December 31, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (e)    Participation Agreement between First Golden and the Travelers Series Fund Inc. (incorporated by reference from Exhibit 10(e) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (f)    Participation Agreement between First Golden and the Greenwich Street Series Fund Inc.
                  (incorporated by reference from Exhibit 10(f) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (g)    Participation Agreement between First Golden and the Smith Barney Concert Allocation Series Inc.
                  (incorporated by reference from Exhibit 10(g) to a Registration Statement for First Golden on Form
                  S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))............................
                                                                                                                       ------

           (h)    Participation Agreement between First Golden and PIMCO Variable Insurance Trust (incorporated by reference from Exhibit 10(h) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 29, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (i)    Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(l) to Amendment No. 1 to a Registration Statement for First Golden
                  on Form S-1 filed with the SEC on or about April 25, 2000 (File No. 333-77385))....................
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------



                                                                INDEX

                                                        Exhibits to Form 10-K
                                                    Year Ended December 31, 2001
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

                                                                                                                       ------
           (o)    Participation Agreement between First Golden and Prudential Series Fund, Inc. (incorporated by reference from Exhibit 10(n) to Amendment No. 2 to a Registration Statement for First Golden on
                  Form S-1 filed with the SEC on or about April 26, 2000 (File No. 333-77385)).......................
                                                                                                                       ------

           (p)    Renewal of Revolving Note Payable, dated July 31, 2000, between First Golden and SunTrust Bank,
                  Atlanta (incorporated by reference from Exhibit 10(p) to First Golden's Form 10-Q filed with the
                  SEC on August 11, 2000 (File No. 333-16279)).......................................................
                                                                                                                       ------

           (q)    Amended Schedule Page to the Participation Agreement between First Golden and Prudential Series
                  Fund, Inc. (incorporated by reference from Exhibit 10(p) to Amendment No. 3 to a Registration statement for First Golden on Form S-1 filed with the SEC on September 13, 2000 (File No.
                  333-77385))........................................................................................
                                                                                                                       ------

           (r)    Reinsurance Agreement dated December 29, 2000 between First Golden and London Life Reinsurance
                  Company of Pennsylvania (incorporated by reference from Exhibit 10(r) to First Golden's Form 10-K filed with the SEC on March 28, 2001 (File No. 333-16279)).........................................
                                                                                                                       ------

           (s)    Renewal of  Revolving  Note  payable,  dated  April 30,  2001 between First Golden and SunTrust
                  Bank, Atlanta (incorporated by reference from Exhibit 10(s) to First Golden's form 10-Q filed with the SEC on August 14, 2001 (File No. 333-16279)...............................................
                                                                                                                       ------




