Form 10-K/A
period 2001-12-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2002-03-29
CIK 1026974

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

                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK
                                                            (Registrant)

DATE: March 27, 2002                                                  By /s/ Stephen J. Preston
                                                                           ----------------------
                                                                             Stephen J. Preston
                                                                                President

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




