Form 10-Q
period 2002-03-31
FIRST GOLDEN AMERICAN LIFE INSURANCE CO OF NEW YORK
filed 2002-05-14
CIK 1026974

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2002
                                           -------------------------------------

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

As of May 13, 2002, 200,000 shares of Common Stock, $10 par value, are authorized, issued and outstanding.
As of May 13, 2002, 6,000 shares of Preferred Stock, $5,000 par value, are authorized.


NOTE: WHEREAS FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10Q, THIS FORM IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Exhibit index - Page 16                                             Page 1 of 18





                                                        FINANCIAL INFORMATION





ITEM 1. FINANCIAL STATEMENTS.

Person for whom the Financial Information is given:            First Golden American Life Insurance Company of New York

Condensed Statements of Income (Unaudited):


                                                                                        For the Three            For the Three
                                                                                         Months Ended             Months Ended
                                                                                       March 31, 2002           March 31, 2001
                                                                              -------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)
       Revenues:
         Contract and other charges assessed against policyholders                              $191                    $233
         Management fee revenue                                                                   26                      22
         Net investment income                                                                   476                     384
         Net realized capital gains (losses)                                                      91                     (52)
                                                                              -------------------------------------------------
                                                                                                 784                     587
       Benefits and expenses:
         Benefits:
            Interest credited and other benefits to policyholders                                 71                     115
         Underwriting, acquisition, and insurance expenses:
            Commissions                                                                           25                     101
            General expenses                                                                     210                     235
            Policy acquisition costs deferred                                                    (30)                   (136)
            Amortization:
              Deferred policy acquisition costs                                                   79                     176
              Value of business acquired                                                           5                      (3)
              Goodwill (NOTE 2)                                                                   --                       1
                                                                              -------------------------------------------------
                                                                                                 360                     489
                                                                              -------------------------------------------------
       Income before income taxes                                                                424                      98

       Income taxes                                                                              148                      35
                                                                              -------------------------------------------------

       Net income                                                                               $276                     $63
                                                                              =================================================


SEE ACCOMPANYING NOTES.


                                                                 2


Condensed Balance Sheets (Unaudited):

                                                                                     March 31, 2002     December 31, 2001
                                                                            -----------------------------------------------
                                                                                         (DOLLARS IN THOUSANDS,
                                                                                         EXCEPT PER SHARE DATA)
ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (cost:  2002-$28,592; 2001-$28,708)                                                    $28,648               $29,365
Short-term investments                                                                       3,140                    --
                                                                            -----------------------------------------------
Total investments                                                                           31,788                29,365
Cash and cash equivalents                                                                    5,980                 5,751
Reinsurance recoverable                                                                         38                    --
Due from affiliates                                                                            437                 2,813
Accrued investment income                                                                      519                   400
Deferred policy acquisition costs                                                            4,250                 4,244
Value of business acquired                                                                      78                    73
Property and equipment, less allowances for
   depreciation of $0 in 2002 and $43 in 2001                                                   --                    23
Goodwill, less accumulated amortization of $9 in 2002
   and $9 in 2001                                                                               87                    87
Other assets                                                                                   166                   149
Separate account assets                                                                     49,993                50,832
                                                                            -----------------------------------------------

Total assets                                                                               $93,336               $93,737
                                                                            ===============================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Policy liabilities and accruals:
  Contractholder funds                                                                      $9,592                $9,078
Current income tax liability                                                                   971                 1,011
Deferred income tax liability                                                                  962                 1,147
Due to affiliates                                                                                6                    --
Other liabilities                                                                              329                   113
Separate account liabilities                                                                49,993                50,832
                                                                            -----------------------------------------------
                                                                                            61,853                62,181
Commitments and contingencies

Stockholder's equity:
  Preferred stock, par value $5,000 per share,
    Authorized 6,000 shares                                                                     --                    --
  Common stock, par value $10 per share, authorized,
    issued, and outstanding 200,000 shares                                                   2,000                 2,000
  Additional paid-in capital                                                                26,049                26,049
  Accumulated other comprehensive income                                                        72                   421
  Retained earnings                                                                          3,362                 3,086
                                                                            -----------------------------------------------

Total stockholder's equity                                                                  31,483                31,556
                                                                            -----------------------------------------------

Total liabilities and stockholder's equity                                                 $93,336               $93,737
                                                                            ===============================================


SEE ACCOMPANYING NOTES.


                                                                 3



Statements of Changes in Stockholder's Equity (Unaudited):
(DOLLARS IN THOUSANDS)





                                                                                  Accumulated
                                                             Additional                 Other                          Total
                                                  Common        Paid-in         Comprehensive        Retained  Stockholder's
                                                   Stock        Capital         Income (Loss)        Earnings         Equity
                                         ------------------------------------------------------------------------------------
Balance at December 31, 2000                      $2,000        $26,049              $(457)           $1,785         $29,377
Comprehensive income:
   Net income                                         --             --                  --            1,301           1,301
   Change in net unrealized
    investment gains                                  --             --                878                --             878
                                                                                                             ---------------
   Comprehensive income                                                                                                2,179
                                         ------------------------------------------------------------------------------------
Balance at December 31, 2001                      $2,000        $26,049               $421           $3,086          $31,556
Comprehensive income:
   Net income                                         --             --                  --             276              276
   Change in net unrealized
    investment gains                                  --             --               (349)              --             (349)
                                                                                                              ---------------
   Comprehensive loss                                                                                                    (73)
                                         ------------------------------------------------------------------------------------
Balance at March 31, 2002                         $2,000        $26,049                $72            $3,362         $31,483
                                         ====================================================================================



SEE ACCOMPANYING NOTES.



                                                                 4





Condensed Statements of Cash Flows (Unaudited):

                                                                                              For the Three          For the Three
                                                                                               Months Ended           Months Ended
                                                                                             March 31, 2002         March 31, 2001
                                                                                      ----------------------------------------------
                                                                                                 (DOLLARS IN THOUSANDS)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            $2,743                $2,089

INVESTING ACTIVITIES
Sale of fixed maturities - available for sale                                                         2,963                 7,644
Maturities, repayment or collections of fixed maturities - available for sale                            63                   700
Acquisition of fixed maturities - available for sale                                                 (2,821)               (6,711)
Short-term investments - net                                                                         (3,140)                   --
Sale of property and equipment                                                                           23                    --
                                                                                      ----------------------------------------------
Net cash provided by (used in) investing activities                                                  (2,912)                1,633

FINANCING ACTIVITIES
Investment contract deposit                                                                             700                   146
Investment contract withdrawals                                                                        (140)                 (282)
Investment contract transfers                                                                          (162)                 (573)
                                                                                      ----------------------------------------------
Net cash provided by (used in) financing activities                                                     398                  (709)

Increase in cash and cash equivalents                                                                   229                 3,013
Cash and cash equivalents at beginning of period                                                      5,751                 8,655
                                                                                      ----------------------------------------------

Cash and cash equivalents at end of period                                                           $5,980               $11,668
                                                                                      ==============================================


SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
Cash paid during the period for:
   Income taxes                                                                                         352                    --

SEE ACCOMPANYING NOTES.



                                                                 5

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These financial statements should be read in conjunction with the financial statements and the related footnotes included in the First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") annual report on Form 10-K for the year ended December 31, 2001.

ORGANIZATION
First Golden was a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent") as of March 31, 2002. Golden American is a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life"), which is an indirect wholly owned subsidiary of ING Groep N.V., a global financial services holding company based in the Netherlands.

As of April 1, 2002, First Golden was merged into Reliastar Life Insurance Company of New York ("RLNY"). Refer to NOTE 5 for further detail.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2001 information to conform to the 2002 financial statement presentation.

NOTE 2 -- NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets are still amortized over their estimated useful lives.

The Company adopted the new standards effective January 1, 2002. Application of the nonamortization provisions of the new standards resulted in an increase in net income of $1,000 for the three months ended March 31, 2002; however, the Company is still evaluating the impact of the adoption of these standards. The Company is performing the first of the required impairment tests for goodwill as of January 1, 2002 and will complete this calculation as required by June 30, 2002. The Company has not yet determined the effect of adoption on their financial position and results of operations.

Had the Company been accounting for goodwill under SFAS No. 142 for all periods presented, the Company's net income (in thousands) would have been as follows:

Three Months Ended March 31,                                       2001
--------------------------------------------------------------- ------------
Reported net income                                                 $63

Add back goodwill amortization                                        1
                                                                ------------

Adjusted net income                                                 $64
                                                                ============

NOTE 3 -- RELATED PARTY TRANSACTIONS

Directed Services, Inc. ("DSI"), an affiliate, acts as the principal underwriter (as defined in the Securities Act of 1933 and the Investment Company Act of 1940, as amended) and distributor of the variable insurance products issued by the Company. DSI is authorized to enter into agreements with broker/dealers to distribute the Company's variable insurance products and appoint representatives of the broker/dealers as agents. The Company paid commissions to DSI totaling $5,000 in the first quarter of 2002. For the first quarter of 2001, the commissions were $65,000.

First Golden provides certain managerial and supervisory services to DSI. The fee paid to First Golden for these services, which is calculated as a percentage of average assets in the variable separate accounts was $21,000 in the first quarter of 2002 and $24,000 in the first quarter of 2001.

The Company has an asset management agreement with ING Investment Management LLC ("IIM"), an affiliate, in which IIM provides asset management and accounting services. Under the agreement, the Company records a fee based on the value of the assets managed by IIM. The fee is payable quarterly. For the first quarters of 2002 and 2001, the Company incurred fees of $18,000 and $75,000, respectively, under this agreement.

The Company had a receivable from affiliates of $437,000 at March 31, 2002, mainly due to the timing of cash settlements with Golden American and Equitable Life.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

REINSURANCE: At March 31, 2002, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefit guarantees under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in its investment portfolio. As of March 31, 2002, the Company had two investments (other than bonds issued by agencies of the United States government) each exceeding ten percent of stockholder's equity.

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

NOTE 5 -- SUBSEQUENT EVENT: MERGER OF FIRST GOLDEN WITH RLNY

On April 1, 2002, First Golden was merged into RLNY. ReliaStar Life Insurance Company ("ReliaStar"), the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut"), who in turn is the parent of RLNY, paid to Golden American the preliminary merger consideration of $27.7 million in exchange for 100% of the shares of First Golden. ReliaStar contributed First Golden to Security-Connecticut who in turn contributed First Golden to RLNY. The fair market value of First Golden as determined by the first quarter statutory financial statement will be the final merger consideration. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze First Golden American Life Insurance Company of New York's ("First Golden" or the "Company") condensed results of operations. In addition, some analysis and information regarding financial condition and liquidity and capital resources are also provided. This analysis should be read jointly with the condensed financial statements, the related notes, and the Cautionary Statement Regarding Forward-Looking Statements, which appear elsewhere in this report.

First Golden was a wholly owned subsidiary of Golden American Life Insurance Company ("Golden American" or the "Parent") as of March 31, 2002. Golden American is a wholly owned subsidiary of Equitable Life Insurance Company of Iowa ("Equitable Life"). Equitable Life is a wholly owned subsidiary of Equitable of Iowa Companies, Inc. ("EIC"), which is an indirect wholly owned subsidiary of ING Groep N.V. ("ING"), a global financial services holding company based in The Netherlands.

On April 1, 2002, First Golden was merged into Reliastar Life Insurance Company of New York ("RLNY"). RLNY is also an indirect wholly owned subsidiary of ING.

RESULTS OF OPERATIONS
---------------------

PREMIUMS

The Company reported $332,000 in variable annuity premiums and $687,000 of fixed annuity premiums during the first three months of 2002 compared to $1.5 million of variable annuity premiums and $0.4 million of fixed annuity premiums during the first three months of 2001. This decline in variable annuity premiums and increase in fixed annuity premiums are primarily due to a downturn in the equity markets.

For the Company's variable and fixed contracts, premiums collected are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and product charges.

REVENUES

Management fee revenue increased by $4,000 for the first three months of 2002 from $22,000 for the first three months of 2001. During 2002, First Golden provided certain managerial and supervisory services to Directed Services, Inc. ("DSI"). The fee paid to First Golden for these services, which is calculated, as a percentage of average assets in the variable separate accounts was $21,000 for the first three months of 2002.

During the first three months of 2002 and 2001, product charges totaled $191,000 and $233,000, respectively. This decrease is due to lower average account balances associated with the Company's variable account options.

Net investment income was $476,000 for the first three months of 2002. This is an increase of 24.0% compared to net investment income of $384,000 for the first three months of 2001, due to the higher average total investments in the general account due to increased sales of fixed annuity products.

EXPENSES

The Company reported total benefits and expenses of $360,000 during the first three months of 2002 compared to $489,000 for first three months of 2001. This was partly due to decreases in interest credited and other benefits to policyholders. Further, lower premiums contributed to declines in commissions, policy acquisition costs deferred and amortization of deferred policy acquisition costs.

Interest credited and other benefits to policyholders totaled $71,000 during the first three months of 2002 and $115,000 for the same period in 2001. The decrease in interest credited and other benefits to policyholders is mainly due to an increase in ceded death benefits.

Commissions decreased $76,000 in the first three months of 2002 from $101,000 during the first three months of 2001. Changes in commissions are generally related to changes in the level of variable and fixed product sales.

The Company deferred $30,000 of expenses associated with the sale of fixed and variable annuity contracts for the first three months ended 2002. Expenses of $136,000 were deferred for the three months ended March 31, 2001. These acquisition costs are amortized in proportion to the expected gross profits of the underlying business. Amortization of deferred policy acquisition costs ("DPAC") was $79,000 for the three months ended March 31, 2002 and $176,000 for the three months ended March 31, 2001. The decrease in the amortization was mainly due to the lower net amount of deferred costs. The amortization of value of business acquired ("VOBA") was $5,000 and $(3,000) for the three months ended March 31, 2002 and 2001, respectively. During 2001 and 2000, VOBA was adjusted for the effect of realized gains (losses) by $4,000 and $(6,000), respectively. During the first three months of 2002 and 2001, respectively, VOBA was adjusted to increase amortization by $1,000 and $0 to reflect changes in the assumptions related to the timing of future gross profits. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, the expected approximate net amortization relating to VOBA as of March 31, 2002 is $7,000 for the remainder of 2002, $9,000 in 2003, $6,000 in 2004, $6,000 in
2005, $4,000 in 2006, and $4,000 in 2007. Actual amortization may vary based upon changes in assumptions and experience.

INCOME

Net income was $276,000 for the first three months of 2002, an increase of $213,000, from the same period in 2001.

The comprehensive loss for the first three months of 2002 was $73,000, a decrease of $1,006,000 from comprehensive income of $933,000 during the first three months of 2001. The 2002 comprehensive loss included a decrease in net unrealized gains of $349,000, compared to an increase in net unrealized gains of $870,000 for the three months ended of March 31, 2001.

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

FIXED MATURITIES: At March 31, 2002, the value of fixed maturities on both an amortized cost and estimated fair value basis was $28.6 million. The unrealized gain of $470,000 was offset by the unrealized losses of $414,000. The Company classifies 100% of its securities as available for sale. Net unrealized holding gains on these securities, net of adjustments for VOBA, DPAC, and deferred income taxes, of $72,000, were included in stockholder's equity at March 31, 2002.

The individual securities in the Company's fixed maturities portfolio (at amortized cost) include investment grade securities, which include securities issued by the U.S. government, its agencies, and corporations that are rated at least A- by Standard & Poor's Rating Services ("Standard & Poor's") ($19.3 million or 67.4%), that are rated BBB+ to BBB- by Standard & Poor's ($6.1 million or 21.1%), and below investment grade securities, which are securities issued by corporations that are rated BB+ to BB- by Standard & Poor's ($1.0 million or 3.6%). Securities not rated by Standard and Poor's had a National Association of Insurance Commissioners ("NAIC") rating of 1 ($2.2 million or 7.9%).

Fixed maturities rated BBB+ to BBB- may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The Company does not expect the percentage of its portfolio invested in below investment grade securities, excluding mortgage-backed securities to exceed 10% of its investment portfolio. At March 31, 2002, the yield at amortized cost on the Company's below investment grade portfolio was 8.1% compared to 6.3% for the Company's investment grade corporate bond portfolio. The Company estimates the fair value of its below investment grade portfolio was $1.0 million, or 101.8% of amortized cost value, at March 31, 2002.

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

During the three months ended March 31, 2002, the amortized cost basis of the Company's fixed maturities portfolio was reduced by $2.9 million as a result of sales, maturities, and scheduled principal repayments. In total, net pre-tax gains from sales of fixed maturity investments amounted to $91,000 in the first three months of 2002.

At March 31, 2002, no fixed maturities were deemed to have impairments in value that are other than temporary. At March 31, 2002, the Company had no investments in default. The Company's fixed maturities portfolio had a combined yield at amortized cost of 6.4% at March 31, 2002.

OTHER ASSETS

DPAC represents certain deferred costs of acquiring new insurance business, principally first year commissions and interest bonuses and other expenses related to production of new business. Any expenses, which vary directly with the sales of the Company's products, are deferred and amortized. VOBA is amortized into income in proportion to the expected gross profits of in force acquired in a manner similar to DPAC amortization. At March 31, 2002, the Company had DPAC and VOBA balances of $4.3 million and $78,000, respectively.

Due from affiliates decreased by $2.4 million from $2.8 million due mainly to the timing of cash settlement for a receivable from Golden at December 31, 2001.

At March 31, 2002, the Company had total assets of $93.3 million, a decrease of $401,000 from December 31, 2001.

LIABILITIES

Contractholder funds increased $514,000 in the first three months of 2002 to $9.6 million mainly reflecting growth in the Company's general account option for fixed annuity products. Policy liabilities represent the general account premiums received plus accumulated interest credited less mortality and administration charges net of reallocations to the separate accounts.

Other liabilities increased $216,000 from December 31, 2001. The increase results primarily from the timing of the settlement of account transfers.

The Company's total liabilities decreased $328,000, during the first three months of 2002 and totaled $61.9 million at March 31, 2002.

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

Net cash provided by operating activities was $2.7 million the first three months of 2002 compared to net cash provided by operations of $2.1 million in the same period of 2001. The increase in operating cash flows resulted partly from an increase in net income of the first three months of 2002 as compared to the same period in 2001. Further, there was a decrease in other assets. These were partially offset by a decrease in policy liabilities and accruals.

Net cash used in investing activities was $2.9 million during the first three months of 2002 compared to net cash provided by investing activities of $1.6 million in the same period of 2001. The decrease results primarily from net purchases of short-term investments of $3.1 million in the first three months of 2002. This was mainly related to growth in the Company's general account option for fixed annuity products.

Net cash provided by financing activities was $398,000 during the first three months of 2002 compared to cash used in financing activities of $709,000 during the same period in the prior year, an increase of $1.1 million. This is primarily due to an increase in net receipts from general account investment contracts credited to account balances. In addition, net transfer to the separate accounts decreased by $411,000 as compared to the same period in the prior year. The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company's liquidity position is managed by maintaining adequate levels of liquid assets, such as cash or cash equivalents and short-term investments. Additional sources of liquidity include borrowing facilities to meet short-term cash requirements. The Company has a $10.0 million revolving note facility with SunTrust Bank, Atlanta, which was to expire on July 31, 2001. As of April 30, 2001, the SunTrust Bank, Atlanta revolving note facility was amended and now expires on May 31, 2002. Management believes these sources of liquidity are adequate to meet the Company's short-term cash obligations.

At March 31, 2002, First Golden's principal office was located in Woodbury, New York, where certain of the Company's records were maintained.

Golden American was the parent of First Golden until April 1, 2002, and the Golden American Board of Directors agreed by resolution to provide funds as needed for the Company to maintain policyholders' surplus that meets or exceeds the greater of: (1) the minimum capital adequacy standards to maintain a level of capitalization necessary to meet A.M. Best Company's guidelines for a rating one level less than the one originally given to First Golden or (2) the New York State Insurance Department risk-based capital minimum requirements as determined in accordance with New York statutory accounting principles. No funds were transferred from Golden American during the first three months of 2002.

First Golden is required to maintain a minimum capital and surplus of not less than $6 million under the provisions of the insurance laws of the State of New York.

Under the provisions of the insurance laws of the State of New York, First Golden cannot distribute any dividends to its stockholder, unless a notice of its intent to declare a dividend and the amount of the dividend has been filed with the New York Insurance Department at least thirty days in advance of the proposed declaration. If the Superintendent of the New York Insurance Department finds the financial condition of First Golden does not warrant the distribution, the Superintendent may disapprove the distribution by giving written notice to the Company within thirty days after the filing. The management of First Golden did not pay any dividends to its Parent in the first three months of 2002.

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

VULNERABILITY FROM CONCENTRATIONS: The Company has various concentrations in the investment portfolio. As of March 31, 2002, the Company had two investments (other than bonds issued by agencies of the United States government) exceeding ten percent of stockholder's equity. First Golden's operations consist of one business segment, the sale of variable and fixed annuity products.

REINSURANCE: At March 31, 2002, First Golden had two reinsurance treaties with two unaffiliated reinsurers covering a significant portion of the mortality risks and minimum death benefits under its variable contracts. First Golden remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

MARKET RISK AND RISK MANAGEMENT
-------------------------------

Asset/liability management is integrated into many aspects of the Company's operations, including investment decisions, product development, and crediting rates determination. As part of its risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. Key variables in the modeling process include anticipated contractowner behavior, and variable separate account performance.

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

On the basis of these analyses, management believes there is currently no material solvency risk to the Company. With respect to a 10% drop in equity values from year end 2001 levels, variable separate account funds, which represent 84% of the Company's in force business, pass the risk in underlying fund performance to the contractowner (except for certain minimum benefit guarantees). With respect to interest rate movements up or down 100 basis points from March 31, 2002 levels, the remaining 16% of the Company's in force business are fixed account funds, and most of these have market value adjustments which provide significant protection to the Company against changes in interest rates.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statement in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of First Golden's Annual Report on Form 10-K discusses several critical accounting policies, which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first quarter of 2002.

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

SUBSEQUENT EVENTS - 8K

A filing was made on April 16, 2002, under the Reliastar Life Insurance Company of New York ("RLNY") registration, in accordance with Item 5 of Form 8-K: Other Events and Regulation FD Disclosure. The purpose of the filing was to report that on April 1, 2002, First Golden was merged into RLNY. Approval for the merger was obtained from the Insurance Departments of the States of New York and Delaware.

ReliaStar Life Insurance Company ("ReliaStar"), the parent of Security-Connecticut Life Insurance Company ("Security-Connecticut"), who in turn is the parent of RLNY, paid to Golden American the preliminary merger consideration of $27.7 million in exchange for 100% of the shares of First Golden. ReliaStar contributed First Golden to Security-Connecticut who in turn contributed First Golden to RLNY. The final merger consideration of First Golden will be the fair market value as determined by the first quarter statutory financial statement and will be recorded in the second quarter of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

(b)      Reports on Form 8-K

None during the first quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: May 13, 2002      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK





                                    By/s/ Wayne R. Huneke
                                      ----------------------------------------
                                    Wayne R. Huneke
                                    Vice President
                                    Chief Financial Officer and
                                    Assistant Treasurer
                                    (Principal Financial Officer)



                                    By/s/ David Pendergrass
                                      -----------------------------------------
                                    David Pendergrass
                                    Vice President and Treasurer
                                    (Duly Authorized Company Officer)



                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months Ended March 31, 2002
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK


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

           (b)    Individual Deferred Combination Variable and Fixed Annuity Contract Application (incorporated by reference from Exhibit 4(b) to a Registration Statement for First Golden on Form S-1 filed with the SEC on or about April 23, 1999 (File No. 333-77385))...........................................
                                                                                                                       ------

           (c)    Schedule Page to the DVA Plus-NY Contract featuring the Galaxy VIP Fund (incorporated by reference from Exhibit 4(f) to Amendment No. 1 to a Registration Statement for First Golden on Form S-1
                  filed with the SEC on or about November 1, 1999 (File No. 333-77385))..............................
                                                                                                                       ------

   10      MATERIAL CONTRACTS
           (a)    Services Agreement, dated November 8, 1996, between Directed Services, Inc. and First Golden
                  (incorporated by reference from Exhibit 10(a) to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))..........
                                                                                                                       ------

           (b)    Administrative Services Agreement, dated November 8, 1996, between First Golden and Golden
                  American Life Insurance Company (incorporated by reference from Exhibit 10(b) to Amendment  No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997
                  (File No. 333-16279))..............................................................................
                                                                                                                       ------




                                                                 16


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months Ended March 31, 2002
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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

           (i)    Participation Agreement between First Golden and The Galaxy VIP Fund (incorporated by reference from Exhibit 10(l) to Amendment No. 1 to a Registration Statement for First Golden
                  on Form S-1 filed with the SEC on or about April 25, 2000 (File No. 333-77385))....................
                                                                                                                       ------

           (j)    Asset Management Agreement, dated March 30, 1998, between First Golden and ING Investment
                  Management LLC (incorporated by reference from Exhibit 10(g) to First Golden's Form 10-Q filed with the SEC on August 14, 1998 (File No. 333-16279))...................................................
                                                                                                                       ------

           (k)    Underwriting Agreement between First Golden and Directed Services, Inc. (incorporated by reference from Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement on Form S-1 filed with the SEC on or about March 18, 1997 (File No. 333-16279))...........................................
                                                                                                                       ------

           (l)    Revolving Note Payable, dated July 27, 1998, between First Golden and SunTrust Bank, Atlanta
                  (incorporated by reference from Exhibit 10(i) to First Golden's Form 10-Q filed with the SEC on
                  November 12, 1998 (File No. 333-16279))............................................................
                                                                                                                       ------



                                                                 17


                                                                INDEX

                                                        Exhibits to Form 10-Q
                                                  Three Months Ended March 31, 2002
                                      FIRST GOLDEN AMERICAN LIFE INSURANCE COMPANY OF NEW YORK

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




                                                                 18